Form 10-Q
period 1996-03-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-05-15
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                         Commission file number 0-21042
                                                -------

                          Molten Metal Technology, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      52-1659959
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          400-2 Totten Pond Road
                Waltham, MA                                         02154
                -----------                                         -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (617) 487-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                  23,418,128
- - ----------------------------                         ---------------------------
        Class                                        Outstanding at May 13, 1996

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements

  Consolidated Balance Sheet - March 31, 1996 and December 31, 1995          3

  Consolidated Statement of Operations for the quarters ended
  March 31, 1996 and 1995                                                    4

  Consolidated Statement of Cash Flows for the quarters ended
  March 31, 1996 and 1995                                                    5

  Notes to Consolidated Financial Statements                               6-7

Item 2. Management's Discussion and Analysis of Results of Operations and
  Financial Condition                                                      8-9

PART II - OTHER INFORMATION
- - ---------------------------

  Item 1. Legal Proceedings                                                  *
  Item 2. Changes in Securities                                              *
  Item 3. Defaults Upon Senior Securities                                    *
  Item 4. Submission of Matters to a Vote of Security Holders               10
  Item 5. Other Information                                                  *
  Item 6. Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  12
- - ----------

* No information provided due to the inapplicability of item.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUSIDIARIES

                                     CONSOLIDATED BALANCE SHEET

                                                                         MARCH 31,     DECEMBER 31,
                                                                           1996            1995
                                                                         ---------     ------------
ASSETS

Current assets:

  Cash and cash equivalents                                             $ 15,126,285    $  6,644,856
  Short-term investments                                                  68,432,802      79,631,394
  Accounts receivable                                                      1,221,771       1,917,858
  Accounts receivable from affiliate                                      20,043,269      15,412,196
  Prepaid expenses and other current assets                                3,111,215       2,309,398
                                                                        ------------    ------------
          Total current assets                                           107,935,342     105,915,702

Restricted cash and investments                                            5,696,477       7,432,817
Fixed assets, net                                                         39,975,106      34,679,390
Intangible assets, net                                                     3,945,271       3,501,680
Investment in affiliate                                                    1,204,106         834,794
Other assets                                                               1,360,743         971,618
                                                                        ------------    ------------
                                                                        $160,117,045    $153,336,001
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                                     $    195,043    $    195,043
  Accounts payable                                                        14,147,330       9,827,490
  Accrued expenses                                                         2,963,891       1,713,557
  Accrued interest                                                           315,773         789,455
  Deferred revenue from affiliate                                          2,333,333       4,083,334
                                                                        ------------    ------------
          Total current liabilities                                       19,955,370      16,608,879
                                                                        ------------    ------------

Long-term debt                                                            22,836,249      22,883,962
                                                                        ------------    ------------
Due to related parties                                                     1,474,586       1,474,586
                                                                        ------------    ------------
Deferred income from affiliate                                             4,413,363       2,459,918
                                                                        ------------    ------------

Stockholders' equity:

  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                        --              --
  Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: 23,057,330 at March 31, 1996 and
      22,746,854 at December 31, 1995                                        230,573         227,469
  Additional paid-in capital                                             148,206,109     146,641,721
  Valuation allowance for short-term investments                            (575,686)       (311,163)
  Accumulated deficit                                                    (36,423,519)    (36,638,947)
                                                                        ------------    ------------
                                                                         111,437,477     109,919,080
  Less: Deferred compensation                                                     --         (10,424)
                                                                        ------------    ------------
          Total stockholders' equity                                     111,437,477     109,908,656
                                                                        ------------    ------------

                                                                        $160,117,045    $153,336,001
                                                                        ============    ============

                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                       QUARTER ENDED MARCH 31,
                                                       -----------------------
                                                         1996           1995
                                                         ----           ----

Revenue:

    Research and development ("R&D")                  $ 1,257,808   $ 2,642,194
    Construction, R&D and consulting from affiliate    17,365,736       233,503
    Technology transfer from affiliate                  3,750,000     1,750,000
                                                      -----------   -----------
                                                       22,373,544     4,625,697
                                                      -----------   -----------
Operating expenses:

    Cost of revenue - R&D                               1,178,331     2,642,194
    Cost of revenue - construction, R&D and
      consulting from affiliate                        15,144,941       251,473
    R&D                                                 4,708,163     3,687,455
    Selling, general and administrative ("SG&A")        2,418,332     1,941,520
                                                      -----------   -----------
                                                       23,449,767     8,522,642

Equity income from affiliate                              369,312            --
                                                      -----------   -----------
Loss from operations                                     (706,911)   (3,896,945)

Other income (expense):

    Interest income                                     1,354,729     1,372,274
    Interest expense                                     (432,390)     (479,121)
                                                      -----------   -----------
Net income (loss)                                     $   215,428   $(3,003,792)
                                                      ===========   ===========


Net income (loss) per share                           $      0.01   $     (0.14)
                                                      ===========   ===========

Weighted average common and common equivalent
 shares outstanding                                    27,493,890    22,201,430
                                                      ===========   ===========

                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                QUARTER ENDED MARCH 31,
                                                                -----------------------
                                                                  1996           1995
                                                                  ----           ----

Cash flows from operating activities:
 Net income (loss)                                             $   215,428    $(3,003,792)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                 1,316,704      1,281,661
   Equity income from affiliate                                   (369,312)            --
   Compensation expense related to common stock option              10,424         15,624
   Decrease (increase) in accounts receivable                      696,087     (2,642,194)
   Decrease (increase) in accounts receivable from affiliate    (4,631,073)        85,462
   Increase in prepaid expenses and other current assets          (801,817)      (750,327)
   Increase in other assets                                       (401,696)        (9,447)
   Increase in accounts payable                                  4,319,840        287,010
   Increase in accrued expenses                                  1,250,334        805,522
   Decrease in accrued interest                                   (473,682)      (468,333)
   Decrease in deferred revenue                                 (1,750,001)    (1,750,000)
   Increase in deferred income                                   1,953,445             --
                                                               -----------    -----------
       Net cash provided by (used in) operating activities       1,334,681     (6,148,814)
                                                               -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                      (6,544,481)    (2,244,104)
  Purchase of intangible assets                                   (498,959)      (249,092)
  Redemption of short-term investments, net                     10,934,069     10,040,752
  Decrease in restricted cash                                    1,736,340         59,581
                                                               -----------    -----------
      Net cash provided by investing activities                  5,626,969      7,607,137
                                                               -----------    -----------

Cash flows from financing activities:
  Proceeds from issuances of common stock                        1,567,492        150,532
  Principal repayments of long-term debt                           (47,713)       (48,495)
                                                               -----------    -----------
      Net cash provided by financing activities                  1,519,779        102,037
                                                               -----------    -----------
Increase in cash and cash equivalents                            8,481,429      1,560,360
Cash and cash equivalents at beginning of period                 6,644,856     12,063,883
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $15,126,285    $13,624,243
                                                               ===========    ===========


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Molten Metal Technology, Inc. (the "Company") is an environmental technology company commercializing pollution prevention and waste recycling methods that are broadly applicable to a wide variety of hazardous, non-hazardous and radioactive wastes. The Company developed its core technology, Catalytic Extraction Processing ("CEP"), to dissolve waste compounds to their constituent elements in a molten metal bath and reconfigure the elements into useful raw materials.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants. Common share equivalents have been excluded from the weighted average number of common shares in loss periods since their effect is anti-dilutive.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ending March 31, 1995.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EQUITY TRANSACTIONS

During the quarter ended March 31, 1996, 310,476 shares of common stock were issued upon the exercise of options.

NOTE 3. EXPANSION OF PARTNERSHIP

In March 1996, the Company and Lockheed Martin Corporation("LMC") executed an agreement to expand their partnership (M4 Environmental L.P. or "M4") through the acquisition by M4 of the Retech division of Lockheed Environmental Systems &

Technologies Co., an indirect wholly-owned subsidiary of LMC. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology. Under this agreement, LMC contributed approximately half of the assets of the Retech division to M4, and the Company purchased substantially all of the remaining assets of the Retech division for 307,735 shares of its common stock, and then immediately contributed these assets to M4. Pursuant to the agreement, the number of shares issued to LMC will be adjusted based on information to be included in the closing balance sheet of Retech. In addition, the Company and LMC agreed to restructure certain aspects of their joint venture agreement. LMC has increased its equity commitment to M4 from $50 million to $75 million, has agreed to provide up to $150 million in project debt guarantees for M4 CEP projects through 2004, subject to various conditions, and has agreed to provide a $15 million working capital facility to M4. The expanded M4 Partnership will continue to be owned by the Company and LMC on a 50/50 basis. As part of this restructuring, M4 and LMC have agreed to "team" in response to certain major procurement opportunities for the Department of Defense, the Department of Energy and the United States Enrichment Corporation. Under this teaming arrangement, LMC, through its Energy and Environmental Sector ("LMC/EES"), would serve as the prime contractor, with responsibility for overall contract management and customer interface, and M4 would be responsible for providing and managing all waste processing technologies necessary to perform the teamed project. Also, M4 will have the right to fulfill LMC's other waste processing requirements, subject to certain limitations.

The Company accounts for its investment in M4 using the equity method. During the quarter ended March 31, 1996, the Company recognized approximately $369,000 in equity income from M4, reflecting the Company's share of revenues earned by M4. Under the partnership agreement, the Company and LMC share equally in M4's revenues and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, the Company and LMC will share equally in the profits or losses of M4. The Company anticipates that its capital account will become equal to LMC's capital account within one year. The related effect on the Company's equity in income of M4 could have a material adverse effect on future results of operations.

NOTE 4. SUBSEQUENT EVENT

In May 1996, the Company issued $143,750,000 of Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes have a term of ten years and bear interest at the rate of 5.50% per year. The Notes are convertible into shares of the Company's common stock at a conversion price of $38.75 per share, which represents a 25% premium over the closing price of the Company's common stock on April 25, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenue for the first quarter of 1996 increased to $22,374,000 from $4,626,000 in the first quarter of 1995. The following table compares sources of revenue for the quarters ended March 31, 1996 and 1995:

                                                       Quarter ended March 31,
                                                       -----------------------
                                                        1996            1995
                                                        ----            ----

Engineering and construction                         $16,485,000     $   84,000
R&D and consulting                                     2,139,000      2,792,000
Technology transfer                                    3,750,000      1,750,000
                                                     -----------     ----------
                                                     $22,374,000     $4,626,000
                                                     ===========     ==========

The increase in engineering and construction revenue is due to the development of CEP systems for M4 as the Company continues to escalate commercial activities. R&D and consulting revenue decreased from 1995 due to a reduction in billings under a cost-sharing contract with the United States Department of Energy (the "DOE"). For the quarter ended March 31, 1996, certain costs that were reimbursable under the DOE contract in the prior year were not covered due to limited funding. The Company has received a unilateral modification from the DOE, with a funding limitation of $2,000,000, for work on an enhancement to its current statement of work. The Company plans to submit a proposal to the US government in response to this modification, which, if approved, could result in additional revenues in 1996. Technology transfer fees increased in 1996 as a result of the recognition of plant start-up fees from M4. The existence and timing of the Company's commercial sales and operations and related revenue will depend on a number of factors, including the ability of the Company and its affiliates to successfully market, permit and build CEP systems on a timely basis for their target markets, and no assurances can be made in this regard.

Cost of revenue for the first quarter of 1996 increased to $16,323,000 from $2,894,000 in the first quarter of 1995. The increase is primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4.

R&D expenses for the first quarter of 1996 increased to $4,708,000 from $3,687,000 in the first quarter of 1995. The increase reflects an increase in costs associated with the continued development of CEP and the performance of internally funded CEP demonstrations. SG&A expenses for the first quarter of 1996 increased to $2,418,000 from $1,942,000 in the first quarter of 1995. The increase reflects the hiring of additional personnel and the expansion of corporate infrastructure. The Company anticipates that total expenses will continue to increase as commercial activities escalate. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

Equity income from affiliate for the first quarter of 1996 increased to $369,000 from $0 in the first quarter of 1995 reflecting the Company's share of revenue earned by M4. Interest income for the first quarter of 1996 decreased to $1,355,000 from $1,372,000 in the first quarter of 1995. The decrease is due to lower average investment balances for the first quarter of 1996 compared to the first quarter of 1995. Interest expense for the first quarter of 1996 decreased to $432,000 from $479,000 in the first quarter of 1995. The decrease is a result of a greater proportion of interest costs related to amounts capitalized for the construction of CEP systems during the first quarter of 1996.

FINANCIAL CONDITION

As of March 31, 1996, the Company's cash, cash equivalents and short-term investments decreased by approximately $2,717,000 from December 31, 1995. The decrease was primarily a result of the net effect of cash used for the engineering, construction and acquisition of fixed assets offset by cash provided by operations, issuances of stock and decreases in restricted cash. For the remainder of 1996, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company intends to seek debt financing to finance or re-finance a substantial portion of these expenditures. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

As of March 31, 1996, accounts receivable and accounts receivable from affiliate increased by approximately $3,935,000 from December 31, 1995 due to billings under construction contracts with M4. As of March 31, 1996, accounts payable increased by approximately $4,320,000 from December 31, 1995 due to purchasing activities related to construction contracts with M4. Deferred revenue decreased by $1,750,000 from December 31, 1995 to March 31, 1996. The decrease is a result of revenue recognized for technology transfer fees received under agreements with M4.

During the quarter ended March 31, 1996, the Company earned revenue from M4 relating to services provided for the engineering and construction of CEP systems. For items that are capitalized by M4, the portion of the gross profit representing the Company's ownership interest related to such revenue has been deferred, and will be recognized over the period that the related assets are depreciated by M4. As of March 31, 1996, the related deferred income increased by $1,953,000 from December 31, 1995 due to billings under construction contracts with M4.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 1996, the Company held its Annual Meeting of Stockholders to consider and vote upon the following four proposals:

(1) A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2) A proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000.

(3) A proposal to ratify the adoption and approval by the Board of Directors of amendments to the Company's Amended and Restated 1989 Long Term Incentive Compensation Plan to modify the automatic option grants for non-employee directors of the Company.

(4) A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the above proposals were as follows:

Election of Directors:                                  FOR        WITHHELD
                                                     ----------    --------
     James B. Anderson                               20,155,984     14,974
     William M. Haney, III                           20,156,384     14,574
     Peter A. Lewis                                  20,155,984     14,974
     Christopher J. Nagel                            20,156,259     14,699
     John T. Preston                                 20,156,384     14,574
     Maurice F. Strong                               20,155,763     15,195
     Robert A. Swanson                               20,156,284     14,674


                                        FOR        AGAINST    ABSTAIN   NO VOTE
                                     ----------   ---------   -------   -------

Approval to increase authorized
shares of common stock               15,964,412   4,054,592   41,784    110,170

Approval to amend the Amended
and Restated 1989 Long Term
Incentive Compensation Plan          17,891,188   1,926,305   54,638    298,827

Approval of Price Waterhouse LLP
as independent accountants           20,136,814      21,226   12,918          0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

       11 - Computation of Primary and Fully-Diluted Net Income (Loss) Per Share 27 - Financial Data Schedule

 (b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOLTEN METAL TECHNOLOGY, INC.
                                         -----------------------------

Date:          May 13, 1996         By:  /S/ Benjamin T. Downs
               ------------              ---------------------
                                         Benjamin T. Downs
                                         Executive Vice President of Finance
                                         and Administration, Treasurer
                                         (Principal Financial Officer and
                                         Authorized Signatory)