Form 10-K/A
period 1995-12-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-06-14
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995     Commission File No. 0-21042


                          MOLTEN METAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                    52-1659959
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                     Identification No.)

            400-2 Totten Pond Road,
                Waltham, MA                                 02154
  (Address of principal executive offices)                (Zip Code)

                            Area Code (617) 487-9700
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X  NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant at March 11, 1996 was approximately $550 million, based on the closing bid price of such stock on such date as reported by the NASDAQ National Market ($35.00 per share). On March 11, 1996, 22,898,890 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1996 Annual Meeting of Stockholders of the Registrant to be held on May 8, 1996. Certain information therein is incorporated by reference into Part III hereof.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

(a)  Financial Statements

1. The financial statements set forth in the list below are filed as part of this report on pages F-1 through F-18.

        Report of Independent Accountants
        Consolidated Balance Sheet at December 31, 1995 and 1994
        Consolidated Statement of Operations for the years ended December 31,
           1995, 1994 and 1993
        Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
        Consolidated Statement of Cash Flows for the years ended December 31,
           1995, 1994 and 1993
        Notes to Consolidated Financial Statements
(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

(c)  Exhibits

        3.1 - Amended and Restated Certificate of Incorporation of the Registrant. *4* (3.1).
        3.2  -  Amended and Restated By-Laws of Registrant.  *4* (3.2)
        4.1 - Specimen Certificate for Shares of the Registrant's Common Stock, $.01 par value. *1* (4.1)
     u 10.1  -  Pilot Plant Agreement dated as of October 25, 1991 between the
                Registrant and E.I. du Pont de Nemours and Company, as amended by the Pilot Plant Funding Agreement Addendum dated as of February 10, 1992. *1* (10.2)
       10.2 - Agreement dated as of December 20, 1991 between the Registrant and L'Air Liquide S.A. *1* (10.4)
     * 10.3  -  Lease dated as of March 4, 1996 for 400-2 Totten Pond Road,
                Waltham, Massachusetts.
       10.4 - Lease dated as of July, 1993 for Two University Office Park, Waltham, Massachusetts. #2# (10.8)
       10.5 - Lease dated as of June 29, 1992 between the Greater Fall River Development Corporation and the Registrant for the property located at 421 Current Road, Fall River, Massachusetts. *1* (10.6)
       10.6 - Strategic Alliance and Investment Agreement dated as of May 3, 1993 between the Registrant and Am-Re Services, Inc. #1# (19(a))
       10.7  -  Environmental Impairment Insurance Common Stock Warrant issued by the Registrant to Am-Re Services, Inc.  #1# (19(b))
       10.8  -  Project Financing Common Stock Warrant issued by the Registrant to Am-Re Services, Inc.  #1# (19(c))
       10.9 - Registration Rights Agreement dated as of May 3, 1993 among the Registrant, Am-Re Services, Inc. and American Reinsurance Company. #1# (19(d))
     u 10.10 -  Asset Purchase Agreement dated as of July 7, 1992 between the
                Registrant and IPS Interproject Service AB and IPS Interproject Processteknik AB. *2* (10.8)
       10.11 - Technology Assignment Agreement dated as of May 31, 1990 between the Registrant and Christopher J. Nagel and Robert D. Bach, as clarified by the Clarification Agreement dated as of May 31, 1990 and as amended by the Amendment to Technology Assignment Agreement dated as of October 12, 1990. *1* (10.9)
[CARET]10.12 -  Employment Agreement dated as of June 30, 1990 between the
                Registrant and William M. Haney, III.  *1* (10.11)
[CARET]10.13 -  Letter Agreement dated as of October 1, 1991 from the Registrant to William M. Haney, III regarding employment.  *1* (10.12)

[CARET]10.14  -  Employment Agreement dated as of May, 1993 between the
                 Registrant and Eugene Berman.  *4* (10.16)
[CARET]10.15  -  Registrant's Amended and Restated 1989 Long Term Incentive
                 Compensation Plan, as amended effective March 2, 1995.
[CARET]10.16  -  Registrant's 1993 Employee Stock Purchase Plan.  *3* (28.2)
[CARET]10.17  -  Registrant's 1992 Restricted Common Stock Award Plan.  *1*
                 (10.14)
       10.18  -  Form of Employee Non-Disclosure, Development and
                 Non-Competition Agreement of the Registrant.  *1* (10.16)
       10.19  -  Loan Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc.  *1* (10.18)
       10.20  -  $1,800,000 Promissory Note, dated February 4, 1993, made by the
                 Registrant in favor of Jobs for Fall River, Inc.  *1* (10.19)
       10.21  -  $50,000 Promissory Note, dated February 4, 1993, made by the
                 Registrant in favor of Jobs for Fall River, Inc.  *1* (10.20)
       10.22  -  $150,000 Promissory Note, dated February 4, 1993, made by the
                 Registrant in favor of Jobs for Fall River, Inc.  *1* (10.21)
       10.23  -  Security Agreement dated February 4, 1993 between the
                 Registrant and Jobs for Fall River, Inc.  *1* (10.22)
       10.24  -  Letter Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc. regarding security for loan made by Jobs for Fall River, Inc. to the Registrant.  *1* (10.23)
       10.25  -  Contract No. DE-AC21-9MC30171 dated September 30, 1993 between the Registrant and the United States Department of
                 Energy, Morgantown Energy Technology Center.  *4* (10.31)
     v 10.26  -  Modification to Contract No. DE-AC21-9MC30171 dated March 24,
                 1994 between the Registrant and the United States Department of
                 Energy, Morgantown Energy Technology Center.  #3# (10.32)
       10.27  -  First Amendment to Lease, dated September 21, 1994, between the
                 Registrant and Connecticut General Life Insurance Company.  #5#
                 (10.1)
       10.28  -  Lease dated as of July 1, 1994 by and between the Registrant and the Greater Fall River Development Corporation.  #5# (10.2)
     w 10.29  -  Master Agreement For Government Market Development and
                 Commercialization of CEP Technology, dated as of August 9,
                 1994, between the Registrant and Martin Marietta Corporation.
                 #5# (10.3)
       10.30  -  Loan Agreement, dated as of August 1, 1994, between the
                 Registrant and the Massachusetts Industrial Finance Agency.
                 #5# (10.4)
       10.31  -  Underwriting Agreement dated as of August 26, 1994, between the Massachusetts Industrial Finance Agency and CS First Boston
                 Corporation, and approved by the Registrant.  #5# (10.5)
       10.32  -  Letter of representation dated as of August 26, 1994 from
                 Molten Metal Technology, Inc. to the Massachusetts Industrial
                 Finance Agency and CS First Boston Corporation.  #5# (10.6)
     x 10.33  -  Master Services Agreement, dated November 30, 1994 between the
                 Registrant and Fluor Daniel Environmental Services, Inc.  #6#
                 (10.43)
     x 10.34  -  Master Agreement, dated December 2, 1994 between the Registrant and Scientific Ecology Group, Inc.  #6# (10.44)
     y 10.35  -  Development Agreement dated as of May 3, 1995 between the
                 Registrant and Hoechst Celanese Chemical Group, Inc. ("HCC").
                 #7# (10.1)
     y 10.36  -  Feedstock Supply Agreement dated as of May 3, 1995 between the
                 Registrant and HCC.  #7# (10.2)
     y 10.37  -  Synthesis Gas Purchase and Sale Agreement dated as of May 3,
                 1995 between the Registrant and HCC.  #7# (10.3)
     *z10.38  -  Commercial Mixed Waste Processing Agreement dated as of
                 December 12, 1995 between the Registrant and M4 Environmental
                 L.P.
      *11     -  Computation of Primary, Fully Diluted and Supplementary Net
                 Income (Loss) Per Share
      *21     -  Subsidiaries of the Registrant.

* 23.1  -  Consent of Price Waterhouse LLP
* 23.2  -  Consent of Coopers & Lybrand L.L.P.

- ----------

*       Filed herewith.

[CARET] Management contract or compensatory plan filed pursuant to item 14(c)
        of Form 10-K.
u An unexpired order granting confidential treatment to deleted portions of Exhibits 10.1 and 10.10 was issued on February 9, 1993.
v An unexpired order granting confidential treatment to deleted portions of Exhibit 10.26 was issued on May 11, 1994.
w An unexpired order granting confidential treatment to deleted portions of Exhibit 10.29 was issued on January 6, 1995.
x An unexpired order granting confidential treatment to deleted portions of Exhibits 10.33 and 10.34 was issued on May 22, 1995.
y An unexpired order granting confidential treatment to deleted portions of Exhibits 10.35, 10.36 and 10.37 was issued on October 20, 1995.
z       Confidential treatment has been requested for deleted portions of
        Exhibit 10.38.

*1* Incorporated by reference to the designated exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-56392) filed on December 24, 1992.
*2* Incorporated by reference to the designated exhibit to Amendment No. 3 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-56392) filed on February 8, 1993.
*3* Incorporated by reference to the designated exhibit to the Registration Statement on Form S-8 of the Registrant (Registration No. 33-65688) filed on July 6, 1993.
*4* Incorporated by reference to the designated exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-70210) filed on November 30, 1993.
#1# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
#2# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
#3# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
#4# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
#5# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
#6# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
#7# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


(d)   Financial Statement Schedules

1. The financial statements of M4 Environmental L.P. set forth in the list below are filed as part of this report on pages F-19 through F-29.

        Report of Independent Accountants
        Balance Sheet at December 31, 1995 and 1994
        Statements of Operations for the period from inception (August 8, 1994)
           through December 31, 1995 and at December 31, 1995 and 1994 Statements of Changes in Partners' Capital for the period from inception
           (August 8, 1994) through December 31, 1995 and at December 31, 1995 and 1994
        Statements of Cash Flows for the period from inception (August 8, 1994) through December 31,

           1995 and at December 31, 1995 and 1994
        Notes to Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MOLTEN METAL TECHNOLOGY, INC.


                       By: /s/ Benajmin T. Downs
                          ----------------------------------------------------
                          Benjamin T. Downs
                          Executive Vice President and Chief Financial Officer
                          Date: June 13, 1996