Form 10-Q
period 1996-06-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-08-14
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from        to
                                                       --------  --------

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

                                    YES X NO
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         23,487,252
   ----------------------------                ----------------------------
               Class                           Outstanding at August 12, 1996

                          MOLTEN METAL TECHNOLOGY, INC.

                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1. Financial Statements

       Consolidated Balance Sheet - June 30, 1996 and December 31, 1995                3

       Consolidated Statement of Operations for the quarters ended
       June 30, 1996 and 1995 and for the six months ended
       June 30, 1996 and 1995                                                          4

       Consolidated Statement of Cash Flows for the six months ended
       June 30, 1996 and 1995                                                          5

       Notes to Consolidated Financial Statements                                    6-7

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                         8-10

PART II - OTHER INFORMATION
- ---------------------------

       Item 1. Legal Proceedings                                                       *
       Item 2. Changes in Securities                                                   *
       Item 3. Defaults Upon Senior Securities                                         *
       Item 4. Submission of Matters to a Vote of Security Holders                     *
       Item 5. Other Information                                                       *
       Item 6. Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                            12
- ----------


* No information provided due to the inapplicability of item.


                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                         JUNE 30,     DECEMBER,31,
                                                                           1996           1995
                                                                           ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 66,595,865    $  6,644,856
  Short-term investments                                               129,686,444      79,631,394
  Accounts receivable                                                    4,932,092       1,917,858
  Accounts receivable from affiliate                                    28,628,439      15,412,196
  Prepaid expenses and other current assets                              5,592,865       2,309,398
                                                                      ------------    ------------
          Total current assets                                         235,435,705     105,915,702

Restricted cash and investments                                          5,762,234       7,432,817
Fixed assets, net                                                       45,394,739      34,679,390
Intangible assets, net                                                   4,440,476       3,501,680
Investment in affiliate                                                 13,281,417         834,794
Other assets                                                             5,695,976         971,618
                                                                      ============    ============
                                                                      $310,010,547    $153,336,001
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                   $    194,321    $    195,043
  Accounts payable                                                       7,474,143       9,827,490
  Accrued expenses                                                       2,988,663       1,713,557
  Accrued interest                                                       2,107,154         789,455
  Deferred revenue from affiliate                                          583,333       4,083,334
                                                                      ------------    ------------
          Total current liabilities                                     13,347,614      16,608,879
                                                                      ------------    ------------

Long-term debt                                                         166,539,092      22,883,962
                                                                      ------------    ------------
Due to related parties                                                   1,385,889       1,474,586
                                                                      ------------    ------------
Deferred income from affiliate                                           4,604,793       2,459,918
                                                                      ------------    ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized,
     no shares issued or outstanding                                            --              --
  Common stock, $.01 par value, 100,000,000 shares authorized;
     shares issued and outstanding: 23,467,466 at June 30, 1996 and
     22,746,854 at December 31, 1995                                       234,675         227,469
  Additional paid-in capital                                           158,974,939     146,631,297
  Valuation allowance for short-term investments                          (737,071)       (311,163)
  Accumulated deficit                                                  (34,339,384)    (36,638,947)
                                                                      ------------    ------------
          Total stockholders' equity                                   124,133,159     109,908,656
                                                                      ============    ============
                                                                      $310,010,547    $153,336,001
                                                                      ============    ============

                       See notes to financial statements.

                 MOTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                            QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          --------------------------    --------------------------
                                                              1996           1995            1996          1995
                                                              ----           ----            ----          ----
Revenue:
    Research and development ("R&D")                      $ 3,785,488    $ 4,034,471    $ 5,043,297    $ 6,676,665
    Construction, R&D and consulting from affiliate        12,911,227      1,687,071     30,276,963      1,920,574
    Technology transfer and success fees from affiliate     3,750,000      1,750,000      7,500,000      3,500,000
                                                          -----------    -----------    -----------    -----------
                                                           20,446,715      7,471,542     42,820,260     12,097,239
Operating expenses:
    Cost of revenue - R&D                                   3,724,952      4,034,472      4,903,283      6,676,665
    Cost of revenue - construction, R&D and consulting
      from affiliate                                       10,669,969      1,589,023     25,814,910      1,840,497
    R&D                                                     4,618,838      2,206,398      9,327,001      5,893,853
    Selling, general and administrative ("SG&A")            2,210,886      1,136,581      4,629,218      3,078,102
                                                          -----------    -----------    -----------    -----------
                                                           21,224,645      8,966,474     44,674,412     17,489,117
Equity income from affiliate                                2,306,724        183,378      2,676,036        183,378
                                                          -----------    -----------    -----------    -----------
Income (loss) from operations                               1,528,794     (1,311,554)       821,884     (5,208,500)

Other income (expense):
    Interest income                                         2,230,649      1,380,013      3,585,378      2,752,287
    Interest expense                                       (1,675,308)      (436,169)    (2,107,699)      (915,289)
                                                          ===========    ===========    ===========    ===========
Net income (loss)                                         $ 2,084,135    $  (367,710)   $ 2,299,563    $(3,371,502)
                                                          ===========    ===========    ===========    ===========


Net income (loss) per share                               $      0.08    $     (0.02)   $      0.08    $     (0.15)
                                                          ===========    ===========    ===========    ===========

Weighted average common and common equivalent
 shares outstanding                                        27,743,802     22,250,060     27,619,150     22,225,888
                                                          ===========    ===========    ===========    ===========

                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                              ----             ----
Cash flows from operating activities:
 Net income (loss)                                                       $  2,299,563      $(3,371,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                            2,750,868        2,368,763
   Equity income from affiliate                                            (2,676,036)        (183,378)
   Compensation expense related to common stock options                       120,903           31,248
   Increase in accounts receivable                                         (3,014,234)        (759,110)
   Increase in accounts receivable from affiliate                         (13,216,243)      (1,401,609)
   Increase in prepaid expenses and other current assets                   (3,283,467)      (1,507,386)
   Decrease (increase) in other assets                                       (411,846)          65,589
   Increase (decrease) in accounts payable                                 (2,353,347)       1,162,936
   Increase in accrued expenses                                             1,275,106        1,842,320
   Increase (decrease) in accrued interest                                  1,317,699           (6,365)
   Decrease in deferred revenue                                            (3,500,001)      (3,657,189)
   Increase in deferred income from affiliate                               2,144,875          135,048
                                                                         ------------      -----------
       Net cash used in operating activities                              (18,546,160)      (5,280,635)
                                                                         ------------      -----------

Cash flows from investing activities:

  Purchase of fixed assets                                                (13,251,320)      (6,173,189)
  Purchase of intangible assets                                            (1,055,031)        (404,467)
  Redemption (purchase) of short-term investments, net                    (50,480,958)      19,607,650
  Decrease in restricted cash                                               1,670,583        1,574,068
                                                                         ------------      -----------
      Net cash provided by (used in) investing activities                 (63,116,726)      14,604,062
                                                                         ------------      -----------

Cash flows from financing activities:

  Proceeds from issuances of common stock                                   2,459,358          621,660
  Net proceeds from issuance of long-term debt                            139,338,826               --
  Payments to related parties                                                 (88,697)              --
  Principal repayments of long-term debt                                      (95,592)        (192,731)
                                                                         ------------      -----------
      Net cash provided by financing activities                           141,613,895          428,929
                                                                         ------------      -----------
Increase in cash and cash equivalents                                      59,951,009        9,752,356
Cash and cash equivalents at beginning of period                            6,644,856       12,063,883
                                                                                         =============
Cash and cash equivalents at end of period                               $ 66,595,865      $21,816,239
                                                                         ============      ===========

Additional disclosure of non-cash investing and financing activities:

Issuance of common stock in exchange for investment in affiliate         $  9,770,587      $        --
                                                                         ============      ===========

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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the periods ending June 30, 1995.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EQUITY TRANSACTIONS

During the quarter ended June 30, 1996, 94,351 shares of common stock were issued upon the exercise of options.

In April 1996, the Company and Lockheed Martin Corporation("LMC") closed an agreement to expand their partnership (M4 Environmental L.P. or "M4") through the acquisition by M4 of the Retech division of Lockheed Environmental Systems & Technologies Co., an indirect wholly-owned subsidiary of LMC. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology. Under this agreement, LMC contributed approximately half of the assets of the Retech division to M4, and the Company purchased substantially all of the remaining assets of the Retech division for 307,735 shares of its common stock, and then immediately contributed these assets to M4. Pursuant to the agreement, the number of shares issued to LMC will be adjusted when the value of net contributions from LMC to Retech is determined.

NOTE 3. CONVERTIBLE DEBT

In May 1996, the Company issued $143,750,000 of Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes have a term of ten years and are payable in full on May 1, 2006. The Notes bear interest at the rate of 5.50% per year payable semi-annually. The Notes are convertible into shares of the Company's common stock at a conversion price of $38.75 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the second quarter of 1996 increased to $20,447,000 from $7,472,000 in the second quarter of 1995 and increased to $42,820,000 for the first half of 1996 from $12,097,000 for the first half of 1995. The following table compares sources of revenue for the periods ended June 30, 1996 and 1995:

                                             Quarter ended June 30,
                                             ----------------------
                                               1996             1995
                                               ----             ----
Engineering and construction              $ 9,241,000       $1,537,000
R&D and consulting                          7,456,000        4,185,000
Technology transfer and success fees        3,750,000        1,750,000
                                          -----------       ----------
                                          $20,447,000       $7,472,000
                                          ===========       ==========

                                            Six Months ended June 30,
                                            -------------------------
                                             1996                1995
                                             ----                ----
Engineering and construction              $25,725,000        $ 1,620,000
R&D and consulting                          9,595,000          6,977,000
Technology transfer and success fees        7,500,000          3,500,000
                                          -----------        -----------
                                          $42,820,000        $12,097,000
                                          ===========        ===========


The increases in engineering and construction revenue are due to the development of CEP systems for M4 as the Company continues to escalate commercial activities. R&D and consulting revenue increased from 1995 due to billings under various development contracts with M4. Technology transfer and success fees increased in 1996 as a result of the recognition of plant start-up fees from M4. Under the terms of the partnership agreement with M4, the Company was entitled to a fee of $2,000,000 upon the start-up of each of the first three CEP plants developed by M4. As of June 30, 1996, the Company has earned each of these three start-up fees. The existence and timing of the Company's commercial sales and operations and related revenue will depend on a number of factors, including the ability of the Company and its affiliates to successfully market, permit and build CEP systems on a timely basis for their target markets, and no assurances can be made in this regard.

Cost of revenues for the second quarter of 1996 increased to $14,395,000 from $5,623,000 in the second quarter of 1995 and increased to $30,718,000 for the first half of 1996 from $8,517,000 for the first half of 1995. The increases are primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4.

R&D expenses for the second quarter of 1996 increased to $4,619,000 from $2,206,000 in the second quarter of 1995 and increased to $9,327,000 for the first half of 1996 from $5,894,000 for the first half of 1995. The increases reflect an increase in costs associated with the continued development of CEP and the performance of internally funded CEP demonstrations. SG&A expenses for the second quarter of 1996 increased to $2,211,000 from $1,137,000 in the second quarter of 1995 and increased to $4,629,000 for the first half of 1996 from $3,078,000 for the first half of 1995. The increase reflects the hiring of additional personnel and the expansion of corporate infrastructure. The Company anticipates that total expenses will continue to increase as commercial activities escalate. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

The Company accounts for its investment in M4 using the equity method. Equity income from M4 for the second quarter of 1996 increased to $2,307,000 from $183,000 in the second quarter of 1995 and increased to $2,676,000 for the first half of 1996 from $183,000 for the first half of 1995 reflecting the Company's share of revenue earned by M4. The increases in 1996 are due to an increase in M4 revenue resulting from the inclusion of the Retech division's operations subsequent to the acquisition in April 1996. Under the partnership agreement, the Company and LMC share equally in M4's revenues and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, the Company and LMC will share equally in the profits or losses of M4. The Company anticipates that its capital account will become equal to LMC's capital account within one year. The related effect on the Company's equity in earnings of M4 could have a material adverse effect on future results of operations.

Interest income for the second quarter of 1996 increased to $2,231,000 from $1,380,000 in the second quarter of 1995 and increased to $3,585,000 for the first half of 1996 from $2,752,000 for the first half of 1995. The increases are due to interest earned on the net proceeds from the issuance of convertible debt in May 1996. Interest expense for the second quarter of 1996 increased to $1,675,000 from $436,000 in the second quarter of 1995 and increased to $2,108,000 for the first half of 1996 from $915,000 for the first half of 1995. The increases are due to interest on the convertible debt issued in May 1996.

FINANCIAL CONDITION

As of June 30, 1996, the Company's cash, cash equivalents and short-term investments increased by approximately $110,006,000 from December 31, 1995. The increase was primarily a result of the net proceeds from the issuance of convertible debt. The increase was offset by cash used in operations and for the acquisition of fixed assets. For the remainder of 1996, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company intends to seek debt financing to finance or re-finance a substantial portion of these expenditures. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

As of June 30, 1996, accounts receivable and accounts receivable from affiliate increased by approximately $16,230,000 from December 31, 1995 due to amounts earned under contracts with M4 and the United States Department of Energy. As of June 30, 1996, total accounts receivable were $33,561,000. Of this amount, $15,300,000 was unbilled at June 30, 1996 and approximately $3,115,000 was collected subsequent to June 30, 1996.

During 1996, the Company earned revenue from M4 relating to services provided for the engineering and construction of CEP systems and from fees earned for the successful start-up of CEP systems. For items that are capitalized by M4, the portion of the gross profit representing the Company's ownership interest related to such revenue has been deferred, and will be recognized over the period that the related assets are depreciated by M4. As of June 30, 1996, the related deferred income increased by $2,145,000 from December 31, 1995 due to billings under construction contracts with M4.

Certain statements contained in this Form 10-Q regarding future events or the future financial performance of the Company are forward-looking statements within the meaning of the federal securities laws. These statements are only predictions and actual events or results may differ materially as a result of various factors, including compliance with regulatory requirements, obtaining required permits, customer acceptance of the Company's technology, successful negotiation of customer contracts, obtaining required funding, and competition. Additional factors which may cause actual results to differ are described in the Company's filings with the Securities and Exchange Commission, including the Form 8-K filed by the Company on July 3, 1996.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 - Sales Representative and Master Services Agreement dated as of February 29, 1996 between the Company and Uhde GmbH*
        10.2 - Partnership Restructuring Agreement dated as of March 15, 1996 between the Company and Lockheed Martin Corporation*
        10.3 - Purchase Agreement dated as of April 25, 1996 between the Company and Lazard Freres & Co. LLC
        10.4 - Indenture dated as of May 1, 1996 between the Company and The Bank of New York, as Trustee
        11   - Computation of Primary and Fully-Diluted Net Income (Loss) Per
               Share
        27   - Financial Data Schedule

    (b) Reports on Form 8-K - None.

- ----------------
*Confidential treatment has been requested for portions of this Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOLTEN METAL TECHNOLOGY, INC.
                                         -----------------------------

Date:    August 9, 1996            By:   /S/ Benjamin T. Downs
         --------------                  -----------------------------
                                         Benjamin T. Downs
                                         Executive Vice President of Finance
                                         and Administration, Treasurer
                                         (Principal Financial Officer and
                                         Authorized Signatory)