Form 10-Q
period 1996-09-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-11-14
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

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

                                    YES X  NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                     23,533,040
     ----------------------------           --------------------------------
                 Class                      Outstanding at November 12, 1996


                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                                  PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Consolidated Balance Sheet - September 30, 1996 and December 31, 1995         3

        Consolidated Statement of Operations for the quarters ended
        September 30, 1996 and 1995 and for the nine months ended
        September 30, 1996 and 1995                                                   4

        Consolidated Statement of Cash Flows for the nine months ended
        September 30, 1996 and 1995                                                   5

        Notes to Consolidated Financial Statements                                  6-8

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                        9-13

PART II - OTHER INFORMATION
---------------------------

        Item 1. Legal Proceedings                                                     *
        Item 2. Changes in Securities                                                 *
        Item 3. Defaults Upon Senior Securities                                       *
        Item 4. Submission of Matters to a Vote of Security Holders                   *
        Item 5. Other Information                                                 14-15
        Item 6. Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                           16
----------


* No information provided due to the inapplicability of item.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                         SEPTEMBER 30,       DECEMBER 31,
                                                             1996               1995
                                                         ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 39,841,221        $  6,644,856
  Short-term investments                                  147,362,020          79,631,394
  Accounts receivable                                       6,119,569           1,917,858
  Accounts receivable from affiliate                       27,244,118          15,412,196
  Prepaid expenses and other current assets                 6,217,995           2,309,398
                                                         ------------        ------------
          Total current assets                            226,784,923         105,915,702

Restricted cash and investments                             2,336,695           7,432,817
Fixed assets, net                                          57,491,094          34,679,390
Intangible assets, net                                      4,846,146           3,501,680
Investment in affiliate                                    16,099,594             834,794
Other assets                                                6,033,775             971,618
                                                         ------------        ------------
                                                         $313,592,227        $153,336,001
                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      $    176,158        $    195,043
  Accounts payable                                          8,770,158           9,827,490
  Accrued expenses                                          4,512,870           1,713,557
  Accrued interest                                          3,610,034             789,455
  Deferred revenue from affiliate                                  --           4,083,334
                                                         ------------        ------------
          Total current liabilities                        17,069,220          16,608,879
                                                         ------------        ------------

Long-term debt                                            166,509,459          22,883,962
                                                         ------------        ------------
Due to related parties                                      1,385,889           1,474,586
                                                         ------------        ------------
Deferred income from affiliate                              6,894,870           2,459,918
                                                         ------------        ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares
     authorized, no shares issued or outstanding                   --                  --
  Common stock, $.01 par value, 100,000,000 shares
     authorized; shares issued and outstanding:
     23,528,050 at September 30, 1996 and
     22,746,854 at December 31, 1995                          235,280             227,469
  Additional paid-in capital                              159,922,399         146,631,297
  Valuation allowance for short-term investments             (777,564)           (311,163)
  Accumulated deficit                                     (37,647,326)        (36,638,947)
                                                         ------------        ------------
          Total stockholders' equity                      121,732,789         109,908,656
                                                         ------------        ------------
                                                         $313,592,227        $153,336,001
                                                         ============        ============



                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                              QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------      -------------------------------
                                                                1996              1995              1996              1995
                                                             -----------       -----------      ------------       ------------
Revenue:
    Research and development ("R&D")                         $ 3,187,477       $ 3,310,951       $ 8,230,774       $ 9,987,616
    Construction, R&D and consulting from affiliate            6,785,972         7,164,173        37,062,935         9,084,747
    Technology transfer and success fees from affiliate        5,583,333         1,750,000        13,083,333         5,250,000
                                                             -----------       -----------       -----------       -----------
                                                              15,556,782        12,225,124        58,377,042        24,322,363
Operating expenses:
    Cost of revenue - R&D                                      3,187,646         3,286,477         8,090,929         9,963,142
    Cost of revenue - construction, R&D, consulting,
    technology transfer and success fees from affiliate        8,636,726         6,427,468        34,451,636         8,267,965
    R&D                                                        4,864,205         2,551,029        14,191,206         8,444,883
    Selling, general and administrative ("SG&A")               5,572,523           422,123        10,201,741         3,500,225
                                                             -----------       -----------       -----------       -----------
                                                              22,261,100        12,687,097        66,935,512        30,176,215
Equity income from affiliate                                   2,818,178           482,512         5,494,214           665,890
                                                             -----------       -----------       -----------       -----------
Income (loss) from operations                                 (3,886,140)           20,539        (3,064,256)       (5,187,962)

Other income (expense):
    Interest income                                            2,846,313         1,460,449         6,431,691         4,212,736
    Interest expense                                          (2,268,115)         (333,646)       (4,375,814)       (1,248,935)
                                                             -----------       -----------       -----------       -----------
Net income (loss)                                            $(3,307,942)      $ 1,147,342       $(1,008,379)      $(2,224,161)
                                                             ===========       ===========       ===========       ===========

Net income (loss) per share                                  $     (0.14)      $      0.04       $     (0.04)      $     (0.10)
                                                             ===========       ===========       ===========       ===========
Weighted average common and common equivalent
 shares outstanding                                           23,490,753        26,889,434        23,230,088        22,282,540
                                                             ===========       ===========       ===========       ===========





                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1996              1995
                                                               ------------       -----------
Cash flows from operating activities:
Net loss                                                       $ (1,008,379)      $(2,224,161)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation and amortization                                  4,301,200         3,494,646
   Equity income from affiliate                                  (5,494,214)         (665,890)
   Compensation expense related to common stock options             305,529            46,872
   Increase in accounts receivable                               (4,201,711)         (555,125)
   Increase in accounts receivable from affiliate               (11,831,922)       (7,314,209)
   Increase in prepaid expenses and other current assets         (3,908,597)       (1,113,886)
   Decrease (increase) in other assets                             (874,356)           67,543
   Increase (decrease) in accounts payable                       (1,057,332)        1,401,719
   Increase in accrued expenses                                   2,799,313         4,336,379
   Increase (decrease) in accrued interest                        2,820,579          (487,214)
   Increase (decrease) in deferred revenue                       (4,083,334)        1,300,001
   Increase in deferred income from affiliate                     4,434,952           718,839
                                                               ------------       -----------
       Net cash used in operating activities                    (17,798,272)         (994,486)
                                                               ------------       -----------
Cash flows from investing activities:
  Purchase of fixed assets                                      (26,718,793)      (12,455,671)
  Purchase of intangible assets                                  (1,515,203)         (913,632)
  Redemption (purchase) of short-term investments, net          (68,197,027)       24,877,150
  Decrease in restricted cash                                     5,096,122         2,531,913
                                                               ------------       -----------
      Net cash provided by (used in) investing activities       (91,334,901)       14,039,760
                                                               ------------       -----------
Cash flows from financing activities:
  Proceeds from issuances of common stock                         3,222,797         1,280,270
  Net proceeds from issuance of long-term debt                  139,338,826                --
  Payments to related parties                                       (88,697)               --
  Principal repayments of long-term debt                           (143,388)         (320,670)
                                                               ------------       -----------
      Net cash provided by financing activities                 142,329,538           959,600
                                                               ------------       -----------
Increase in cash and cash equivalents                            33,196,365        14,004,874
Cash and cash equivalents at beginning of period                  6,644,856        12,063,883
                                                               ------------       -----------
Cash and cash equivalents at end of period                     $ 39,841,221       $26,068,757
                                                               ============       ===========
Additional disclosure of non-cash investing and
financing activities
  Issuance of common stock in exchange for investment
  in affiliate                                                 $  9,770,587       $        --
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

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the periods ended September 30, 1995.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1995 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EQUITY TRANSACTIONS

During the quarter ended September 30, 1996, 60,574 shares of common stock were issued upon the exercise of options.

In April 1996, the Company and Lockheed Martin Corporation ("LMC") closed an agreement to expand their partnership (M4 Environmental L.P. or "M4") through the acquisition by M4 of the Retech division of Lockheed Environmental Systems & Technologies Co., an indirect wholly-owned subsidiary of LMC. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology. Under this agreement, LMC contributed approximately half of the assets of the Retech division to M4, and the Company purchased substantially all of the remaining assets of the Retech division for 307,735 shares of its common stock, and then immediately contributed these assets to M4. Pursuant to the agreement, the number of shares issued to LMC will be adjusted when the value of net contributions from LMC to Retech is determined.

NOTE 3. LICENSE AGREEMENT

In September 1996, the Company, LMC and M4 entered into an agreement which expanded M4's CEP license to include the demilitarization of Japanese chemical weapons. In return for the expansion of the license, the Company will receive a $5 million initial payment. The Company also will receive an additional $3.5 million upon completion of a technical demonstration by the Company of the processing of one or more munitions shells containing surrogates of Japanese chemical weapons. In addition, the Company will receive an ongoing eight percent royalty on gross revenues of M4 or any sublicensees from any activities related to the demilitarization of Japanese chemical weapons, and will be paid other fees for construction of CEP systems, spare parts, and training.

NOTE 4. INVESTMENT IN M4

The Company accounts for its investment in M4 using the equity method. The Company recognized equity income from M4 of $2,818,000 and $5,494,000 for the three months and nine months ended September 30, 1996, respectively, reflecting the Company's share of revenue and other income earned by M4. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC will share equally in the profits or losses of M4.

Summarized income statement information of M4 for the periods ended September
30, 1996 is presented below:

                                      Quarter ended     Nine months ended
                                   September 30, 1996   September 30, 1996
                                   ------------------   ------------------

Revenue                                $  5,578,000        $ 10,388,000
Other income                                115,000             712,000
                                       ------------        ------------
  Total revenue and other income       $  5,693,000        $ 11,100,000
Expenses                               $(15,751,000)       $(36,482,000)
                                       ------------        ------------
Net loss                               $(10,058,000)       $(25,382,000)
                                       ============        ============

The Company's share of M4's
  total revenue and other income       $  2,818,000        $  5,494,000

NOTE 5. CONVERTIBLE DEBT

In May 1996, the Company issued $143,750,000 of Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes have a term of ten years and are payable in full on May 1, 2006. The Notes bear interest at the rate of 5.50% per year payable semi-annually. The Notes are convertible into shares of the Company's common stock at a conversion price of $38.75 per share.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ("FAS 121"). In accordance with this standard, the Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset may not be recoverable. If such an event or change in circumstance occurs, the Company will evaluate whether the carrying amount of such assets is recoverable by comparing the net book value of the assets to estimated future undiscounted cash flows, excluding interest charges, attributable to such assets. If it is determined that the carrying amount is not recoverable, the Company will recognize an impairment loss equal to the excess of the carrying amount of the asset over its fair value. Adoption of FAS 121 did not have an impact on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the third quarter of 1996 increased to $15,557,000 from $12,225,000 in the third quarter of 1995 and increased to $58,377,000 for the nine months ended September 30, 1996 from $24,322,000 for the nine months ended September
30, 1995. The following table compares sources of revenue for the periods ended
September 30, 1996 and 1995:

                                              Quarter ended September 30,
                                              ---------------------------
                                               1996                1995
                                               ----                ----
Engineering and construction                $ 6,148,000        $ 6,755,000
R&D and consulting                            3,826,000          3,720,000
Technology transfer and success fees          5,583,000          1,750,000
                                            -----------        -----------
                                            $15,557,000        $12,225,000
                                            ===========        ===========

                                            Nine Months ended September 30,
                                            -------------------------------
                                               1996                1995
                                               ----                ----
Engineering and construction                $31,873,000        $ 8,376,000
R&D and consulting                           13,421,000         10,696,000
Technology transfer and success fees         13,083,000          5,250,000
                                            -----------        -----------
                                            $58,377,000        $24,322,000
                                            ===========        ===========

Engineering and construction revenue is from services provided to M4 for the engineering, design and construction of M4's Technology Center. The decrease for the quarter ended September 30, 1996 over 1995 reflects a reduction of construction activities as the Technology Center nears completion. The increase for the nine months ended September 30, 1996 over 1995 is a result of billings to M4 during the peak period of construction for the Technology Center. Overall, the Company expects engineering and construction revenue to decline until it executes definitive contracts to construct commercial CEP systems for customers who will be financially liable, in whole or in part, for the construction of such systems.

R&D and consulting revenue increased from 1995 due to billings under various development contracts with M4. During the nine months ended September 30, 1996, the Company recorded $8 million in revenue for the reimbursement of R&D costs incurred under a cost sharing contract with the United States Department of Energy (the "DOE") compared to approximately $10 million in the nine months ended September 30, 1995. The decrease is a result of the Company reaching the funded contract value during the third quarter of 1996 and not entering into any arrangements providing for additional funding from the DOE. The Company currently is in discussions with the DOE regarding additional funding which could be provided directly to the Company, or to the Company as a subcontractor to M4 or other third parties. Although the DOE reaffirmed its enthusiasm for the Company's CEP technology in a statement issued in October 1996, there can be no assurances that the Company will receive additional funding from the DOE, and the Company does not anticipate receiving any such additional funding in 1996. The Company expects to continue with planned research and development projects, some of which will continue to be funded by M4 and some of which will be funded from the Company's working capital. The Company will continue to seek alternative sources of funding for these research and development efforts. The Company anticipates that the amount of externally funded research and development will remain constant over the next year, although it is expected to decline as a percentage of revenue.

Technology transfer and success fees increased in the third quarter of 1996 over 1995 due to $5 million of revenue recognized for the sale of a license to M4 for the Japanese chemical weapons market. During the third quarter of 1996, the Company recognized the remaining $583,000 of the original $14 million license fee from M4. This license fee was being recognized over a two year period that began in August 1994. Also during 1996, the Company recognized $4 million of plant start-up fees from M4. Under the terms of the M4 limited partnership agreement, the Company was entitled to a fee of $2 million upon the start-up of each of the first three CEP plants developed by M4. As of June 30, 1996, the Company had earned each of these three success fees.

As commercial operations commence at the Company's facilities in Oak Ridge, Tennessee and Bay City, Texas, the Company expects to generate revenue from processing and recycling secondary materials and wastes. The Company expects that revenue from plant operations will be a significant portion of its total revenue in future periods. To date, however, the Company has not received any revenue from plant operations. The existence and timing of the Company's commercial sales and operations and related revenue will depend on a number of factors, including the ability of the Company and its affiliates to successfully market, permit and build CEP systems on a timely basis for their target markets, customer acceptance of the technology, and competition from other companies in the Company's target markets, and no assurances can be made in this regard.

Cost of revenues for the third quarter of 1996 increased to $11,824,000 from $9,714,000 in the third quarter of 1995 and increased to $42,543,000 for the nine months ended September 30, 1996 from $18,231,000 for the nine months ended September 30, 1995. The increases are primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4 and the deferral of income related to inter-company profit on the sale of assets to M4, including the deferral of $2.5 million of the initial $5 million payment for the Japanese chemical weapons market described above.

R&D expenses for the third quarter of 1996 increased to $4,864,000 from $2,551,000 in the third quarter of 1995, and increased to $14,191,000 for the nine months ended September 30, 1996 from $8,445,000 for the nine months ended September 30, 1995. The increases reflect an increase in costs associated with the continued development of CEP and internally funded CEP demonstrations. SG&A expenses for the third quarter of 1996 increased to $5,573,000 from $422,000 in the third quarter of 1995, and increased to $10,202,000 for the nine months ended September 30, 1996 from $3,500,000 for the nine months ended September 30, 1995. The increase reflects the hiring of additional personnel, the expansion of corporate infrastructure and a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company is making efforts to decrease SG&A expenses in future periods. See Item 5. Other Information - Recent Developments - Restructuring. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

The Company accounts for its investment in M4 using the equity method. Equity income from M4 for the third quarter of 1996 increased to $2,818,000 from $483,000 in the third quarter of 1995 and increased to $5,494,000 for the nine months ended September 30, 1996 from $666,000 for the nine months ended September 30, 1995, reflecting the Company's share of revenue and other income earned by M4. The increases in 1996 primarily are due to an increase in M4 revenue resulting from the inclusion of the Retech division's operations subsequent to the acquisition of Retech by M4 in April 1996. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC will share equally in the profits or losses of M4. The Company anticipates that its capital account will become equal to LMC's capital account by the end of 1996. Because M4 is anticipated to have losses for the foreseeable future, the Company's equity in earnings of M4 could have a material adverse effect on future results of operations of the Company.

Interest income for the third quarter of 1996 increased to $2,846,000 from $1,460,000 in the third quarter of 1995 and increased to $6,432,000 for the nine months ended September 30, 1996 from $4,213,000 for the nine months ended September 30, 1995. The increases are due to interest earned on the net proceeds from the issuance of convertible debt in May 1996. Interest expense for the third quarter of 1996 increased to $2,268,000 from $334,000 in the third quarter of 1995 and increased to $4,376,000 for the nine months ended September 30, 1996 from $1,249,000 for the nine months ended September 30, 1995. The increases are due to interest on the convertible debt issued in May 1996.

FINANCIAL CONDITION

As of September 30, 1996, the Company's cash, cash equivalents and short-term investments increased by approximately $100,927,000 from December 31, 1995. The increase was primarily a result of the net proceeds from the issuance of the Company's 5 1/2% Convertible Subordinated Notes Due 2006. The increase was offset by cash used in operations and for the acquisition of fixed assets. For the remainder of 1996 and all of 1997, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company expects that its total capital expenditures for 1996 will be approximately $85 million, and for 1997 will be approximately $45 million.

During the third quarter, the Company signed a letter of intent to become full owner of the waste-processing facility it jointly owns with Scientific Ecology Group, Inc. (SEG) in Oak Ridge, Tennessee. SEG is a wholly-owned subsidiary of Westinghouse Electric Corporation. The facility is designed to process certain low-level radioactive waste from nuclear power plants. Under the terms of the letter of intent, the Company is negotiating to acquire SEG's half of the facility and certain associated waste-handling assets. The acquisition contemplated by the letter of intent is subject to a number of conditions, including the transfer of required permits and the negotiation and execution of definitive agreements. There can be no assurances that the parties will be able to negotiate mutually acceptable agreements to consummate the proposed transaction.

The Company is currently constructing a CEP plant to process and recycle secondary materials from chemical manufacturing operations at a facility owned by Hoechst Celanese Chemical Group in Bay City, Texas.

The Company intends to seek debt financing to finance or re-finance a substantial portion of the construction and related costs for its facilities in Oak Ridge, Tennessee and Bay City, Texas. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

As of September 30, 1996, accounts receivable and accounts receivable from affiliate increased by approximately $16,034,000 from December 31, 1995 due to amounts earned under contracts with M4 and the DOE. As of September 30, 1996, total accounts receivable were $33,364,000. Of this amount, $6,719,000 was unbilled at September 30, 1996.

As of September 30, 1996, other assets increased by approximately $5 million from December 31, 1995 due to costs incurred for issuance of the Company's
5 1/2% Convertible Subordinated Notes Due 2006. The Company's investment in M4 increased by approximately $15.3 million from December 31, 1995 due to the recognition of the Company's share of M4's revenue and other income ($5.5 million) and the contribution of half of the assets of the Retech division ($9.8 million).

During 1996, the Company earned revenue from M4 relating to services provided for the engineering and construction of CEP systems and from technology transfer and success fees. For revenue amounts that are capitalized by M4, the portion of the related gross profit that is allocable to the Company's ownership interest in M4 has been deferred, and will be recognized over the period that the related assets are depreciated by M4. As of September 30, 1996, the related deferred income increased by $4,435,000 from December 31, 1995 due to billings under license agreements and construction contracts with M4.

In September 1996, the Company entered into a seven year lease for additional office space in Waltham, Massachusetts that will be used for future growth. The lease term begins when the space is ready for occupancy (currently expected to be February 1997). Rent under this lease will be approximately $138,000 per month. The Company does not expect the lease commitment to have a material effect on liquidity as the Company currently intends to sublease this space until it is needed. There can be no assurances that the Company will be able to locate subtenants for the space or enter into satisfactory subleases.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q regarding future events or the future financial performance of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning the receipt of research and development funding, anticipated capital expenditures, decline of engineering and construction revenues, the acquisition of assets from SEG, anticipated revenues from license fees and commercial operations, future levels of SG&A expenses, formation of the Japanese joint venture and expected sales of CEP Systems by that joint venture over the next ten years, and expectations regarding the capital accounts of M4's partners and the effect of expected future losses of M4. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results could differ materially from those contemplated by these forward-looking statements. These risks and uncertainties include compliance with regulatory requirements, obtaining required permits, customer acceptance of the Company's technology, successful negotiation and performance of customer contracts and other agreements, costs of operation of the Company's facilities, obtaining required funding, successful completion of technology demonstrations, access to government funding, successful construction and operation of facilities owned by the Company or its customers, receipt of necessary approvals, and competition. Additional factors which may cause actual results to differ are described in the Company's filings with the Securities and Exchange Commission, including the Form 8-K filed by the Company on July 3, 1996.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

        Third Quarter Developments

     AWARD OF DOE MIXED WASTE CONTRACT. On August 12, 1996, M4 announced that it had signed a $2.2 million contract with the DOE to conduct proof-of-process studies using Q-CEP[Trademark] on two mixed hazardous and radioactive waste streams. The tests will be conducted at M4's Technology Center. Under the terms of the cost share contract, the DOE will pay 67% of the cost and M4 will pay the remaining 33%.

     HANFORD TANKED WASTE CLEAN UP. On September 26, 1996, the Company announced that the DOE had chosen a technical team led by LMC to employ Q-CEP for the clean up of the tanked waste site in Hanford, Washington. The DOE awarded two contracts for Phase I of the clean up. The LMC team includes Numatec, Fluor Daniel, Duke Engineering and Services, Babcock & Wilcox, Nukem Nuclear Technologies, Los Alamos Technical Associates, AEA Technology, OHM Remediation Services, and M4. Phase IA of the program covers the first 20 months of the program and includes a $27 million award to each team to prove the efficacy of their processes. Phase IB covers waste processing of less than 10% of the stockpile at Hanford over a five to seven year period.

        Recent Developments

     STOCK BUYBACK ANNOUNCEMENT. On October 22, 1996, the Company announced that its board of directors had approved a stock repurchase program of up to two million shares of the Company's common stock, or approximately 8.5% of its common stock outstanding. Under the program, the Company may buy back stock from time to time, subject to prevailing market conditions. Purchases may be made on the open market or in privately negotiated transactions. The Company's goal is to complete this repurchase program within one year. The Company intends to fund these share repurchases from its working capital.

     JOINT VENTURE WITH NICHIMEN/NKP. On November 12, 1996, the Company announced that it had signed a definitive agreement to form a joint venture (the "JV") with two Japanese companies, Nichimen Corporation ("Nichimen") and NKK Plant Engineering Corporation ("NKP"). Subject to final approval from the Japanese government and the boards of Nichimen and NKP, the agreement secures exclusive rights for the JV to introduce the Company's CEP technology to the Japanese municipal incinerator ash market. Under the agreement, the Company will own 49% of the JV, will receive a two percent royalty on all revenues, and will receive a $12.5 million licensing fee, to be paid from profits of the JV. In accordance with the agreement, the JV expects to purchase a minimum of 29 CEP systems from the Company over the first ten years of the JV's operations, including an initial CEP system to be delivered in the first quarter of 1998.

     RESTRUCTURING. On November 12, 1996, the Company also announced that as part of a restructuring to more efficiently pursue opportunities in priority markets, it would eliminate 58 (out of 480) positions, primarily at the Company's corporate headquarters in Waltham, Massachusetts. Most of the eliminations are staff positions from finance and administration, sales and marketing, and government and regulatory affairs. The Company, however, will continue hiring to fill positions that are critical to meeting the Company's technology delivery schedule. Even after the streamlining initiative, the Company's total workforce has increased by more than 50% since the beginning of 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Agreement for Expansion of License (Japanese Chemical Weapons) dated as of September 26, 1996 between the Company and M4.

          10.2 Lease dated as of September 16, 1996 for 400-1 Totten Pond Road, Waltham, Massachusetts.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MOLTEN METAL TECHNOLOGY, INC.
                                            -----------------------------

Date:  November 14, 1996               By:  /s/ Benjamin T. Downs
       -----------------                    ---------------------
                                            Benjamin T. Downs
                                            Executive Vice President of Finance
                                            and Administration, Treasurer
                                            (Principal Financial Officer and
                                            Authorized Signatory)