Form 10-K/A
period 1995-12-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-11-20
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A2


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

                            YES    X      NO
                                -------      --------

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

PART I

ITEM 1. BUSINESS
----------------

         Molten Metal Technology, Inc. ("MMT" or the "Company") is an environmental technology company engaged in the commercialization and continued development of its innovative, proprietary processing technology known as Catalytic Extraction Processing ("CEP"). The core of CEP is a molten metal bath operating at approximately 3,000(degree)F into which feedstocks and selected chemicals ("reactants") can be introduced. The catalytic and solvent effect of the molten metal bath causes feedstocks to dissociate into their constituent elements and dissolve into the molten metal. The addition of various reactants to the molten metal enables reformation and recovery of products ("Elemental Recycling[TradeMark]") for re-use as a raw material by the feedstock generator or for sale to other users. The CEP system largely consists of process, instrument and control components currently used widely in the metallurgical and chemical industries.

         MMT believes that a wide variety of chemical intermediates, by-products and wastes, both organic and inorganic, can be processed by CEP. Liquids, gases or solids can be introduced into the CEP system through either bottom or top addition. Within the CEP system, the elemental constituents of the feedstock and reactants separate and can be recovered from three distinct phases: (i) gases which rise above the molten metal bath; (ii) molten ceramic products which form a separate layer on top of the liquid metal; and (iii) metallic elements which dissolve and collect in the liquid metal bath.

         Recovered products can be re-used as raw materials in the production process or sold to other industrial customers. For example, it is expected that most gaseous components can be used as fuels or chemical feedstocks; ceramic materials can be recovered and used as specialty chemicals, ceramic substitutes or abrasives; and metallic components can be removed and granulated or cast as ingots for sale.

         The Company currently is developing various applications for its CEP technology. Quantum-CEP[TradeMark] (or Q-CEP[TradeMark]) has been developed to process radioactive wastes and mixed wastes (containing both radioactive and hazardous constituents). Current commercialization programs for Quantum-CEP are focused on applications for low-level radioactive and mixed waste. Quantum-CEP dissociates hazardous and toxic materials, while separating and containing radioactive elements in a stable, self-shielding form suitable for storage or final disposal. This results in a substantial reduction in the volume of radioactive materials requiring storage or disposal, in addition to the potential recycling benefits. The Company also is developing additional applications to its CEP technology to process particular classes of wastes, including Cerex-CEP[TradeMark] for the processing of halogenated inorganic waste streams and the recovery of metals, Hyco-CEP[TradeMark] for the conversion of organic waste streams into industrial gasses, and Halo-CEP[TradeMark] for the processing of halogenated organic waste streams and the recovery of acids. In each case, these CEP applications use a molten metal bath to separate waste compounds into their elemental constituents and reconfigure the elements into potential gaseous, ceramic, and metal products.

         MMT believes that the primary market for the Company's CEP(1) technology will be on-site systems integrated into existing commercial and government facilities. MMT intends primarily to own and operate commercial CEP systems either by itself or through joint ventures, and to license its technology to industrial partners, commercial customers, and government agencies under arrangements which provide for up-front license fees and on-going tolling or license fees based upon the volume of feedstocks processed and the sale of recovered products.


--------------------

(1) Unless otherwise noted, references to "CEP" within this document refer to both the core CEP technology and its applications.

MARKET OVERVIEW

         Currently, the most common methods of treatment and disposal of hazardous and non-hazardous wastes and industrial by-products include landfilling, deep-well injection, incineration, plasma, vitrification and other thermal treatment methods, on-site containment (including industrial lagoons) and release into the environment. Most of these methods have transportation, treatment and safety risks. In addition, certain of these treatment and disposal methods result in production of residual waste that may require further treatment prior to disposal. As a result, many of these methods are being met with increasing public resistance and more stringent regulations, which may lead to an increased cost of compliance.

         MMT believes the primary factors that create demand for CEP include the need for prospective customers to comply with environmental regulations in a cost-effective manner and the ability of CEP to process radioactive, hazardous and non-hazardous wastes and industrial by-products while recovering products for re-use or sale. In addition, compared to conventional treatment methods, MMT believes that CEP can be utilized in a manner which minimizes or eliminates the creation of residual waste, thereby reducing the costs and risks associated with residual waste disposal.

MMT Target Markets

         For the initial commercialization of CEP, MMT has identified three markets where it believes CEP offers the greatest immediate value and meets pressing customer needs: (i) commercial low-level radioactive waste; (ii) U.S. government waste; and (iii) industrial hazardous waste, including applications for chlorinated waste streams and the conversion of waste streams into industrial gasses. In each of these markets, MMT has formed, and is in the process of forming, relationships with market leaders to deliver initial CEP systems.

         In the commercial low-level radioactive waste sector, MMT estimates that over three million cubic feet of waste is generated annually in the United States by more than 1,300 generators, including nuclear power plants and medical and research facilities. These generators seek technological solutions to effectively process their waste into a reduced and stable, self-shielding form, suitable for long-term storage or disposal. This volume reduction lengthens the useful life of current and future radioactive waste repositories. The Company expects that international markets also will provide increasing opportunities for radioactive waste management as the foreign nuclear industry grows.

         In the government market, MMT estimates that the United States Department of Energy ("DOE") and the Department of Defense ("DoD") together spend nearly $8 billion annually on waste management and cleanup programs, making the U.S. government the world's largest consumer of environmental goods and services. Priority wastes requiring treatment at over 30 DOE sites include mixed hazardous and radioactive waste, waste from the demilitarization of nuclear weapons, and wastes generated during the remediation of large-scale decontamination and decommissioning projects. The major focus of the DoD environmental restoration effort is on munitions demilitarization, destruction of chemical weapons, and remediation of sites contaminated with these priority wastes. Another government entity, the United States Enrichment Corporation ("USEC"), annually produces approximately 15 million kilograms of depleted uranium hexafluoride ("DUF6"), a by-product generated through the conversion of uranium isotopes into highly enriched uranium. In addition, the DOE has stored approximately 500 million kilograms of DUF6.

         The industrial waste sector includes hazardous wastes as well as non-hazardous wastes and byproducts. Based on data obtained from the United States Environmental Protection Agency ("EPA"), MMT estimates that over 300 million tons of waste generated annually in the United States are classified as hazardous or toxic under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), or the Toxic Substance Control Act ("TSCA") (EPA's Biennial RCRA Hazardous Waste Report dated September 1994). Target markets for CEP include wastes from the chemical and petrochemical industries, the metal processing and mining industries, wastes currently processed by hazardous and municipal waste incinerators and post-consumer plastics.

Regulatory Determinations

         Environmental regulations promulgated by the EPA require that processing of hazardous waste that is to be disposed of on land be accomplished using the Best Demonstrated Available Technology ("BDAT"). In February 1996, EPA promulgated a BDAT equivalency determination for CEP for all RCRA-listed waste streams which were previously required to be incinerated. In connection with an earlier equivalency determination dated July 17, 1995 for chlorinated organic wastes, the EPA noted that dioxin, a toxic and harmful substance, was not detected at EPA-promulgated regulatory levels in CEP demonstrations. The EPA's BDAT equivalency determinations confirmed that CEP is fundamentally different from incineration, and further confirms that use of CEP supports the EPA's efforts to minimize cross-media contamination (transfer of contaminants to air and water from solid wastes) and to reduce the quantity of residuals for land disposal. In addition, in February 1996, the Texas Natural Resource Conservation Commission determined that CEP is distinct from incineration and other combustion and thermal treatment processes, and approved CEP as a RCRA-exempt recycling technology in connection with the Company's proposed CEP facility to be located at the Hoechst Celanese Corporation's chemical plant in Bay City, Texas.

COMMERCIALIZATION AND SALES STRATEGY

         In order to accelerate the commercialization of CEP, MMT intends to own and operate, by itself or through joint ventures, its initial commercial CEP facilities. Over the longer term, MMT also intends to operate by licensing its technology to industrial customers, joint ventures and government agencies under arrangements which provide for any or all of the following: (i) upfront license fees; (ii) technology transfer fees; (iii) ongoing tolling and license fees based upon the volume of feedstocks processed or the sale of recovered products;
(iv) service fees for project development, design, engineering, and construction management; and (v) supply of critical or proprietary CEP components.

         The Company's strategy is to address the demand for a cost-effective method of processing waste materials while maintaining environmental standards. It is the Company's intent to install CEP systems on-site at customers' industrial facilities in order to (i) integrate systems on-site to enable existing facilities to comply with recycling exemptions applicable to materials that are reclaimed and returned to the manufacturing process that generated such materials ("closed-loop recycling") and (ii) reduce costs and potential liability associated with existing treatment methods, including transportation and off-site disposal. The Company's business strategy includes maintaining collaborative arrangements with industry leaders to aid in the technical development, sales, marketing, design and engineering of CEP systems. In addition, the Company's commercialization and sales strategy includes identifying industrial market leaders as initial customer prospects and performing Technical Development Programs ("TDPs") to demonstrate CEP's commercial applicability to a variety of customers and waste streams. Such activities are intended to keep the technical development of CEP focused on market opportunities.

         The Company believes that its commercialization and sales strategy must be flexible to adapt to a number of factors that may change over time as the market for CEP systems and any competing technologies evolve. These factors include, but are not limited to, the relative attractiveness of target markets based on the customer demand for CEP systems within each of the Company's target markets as compared to applicable competing methods of recycling, treatment or disposal; any changes in environmental regulations and their effect on the Company's operations and various target markets; and the ability of the Company to successfully permit and build CEP systems on a timely basis within its target markets. Accordingly, the Company anticipates that its commercialization and sales strategy may change over time.

COMMERCIAL DEVELOPMENTS

         The Company has entered into a number of agreements or letters of intent relating to the development of CEP systems for commercial use in each of the Company's target market segments. During 1996, the Company is developing the CEP systems contemplated by the arrangements described below and is seeking to enter into new agreements to develop additional CEP systems. However, there can be no assurance as to the successful and timely development of the CEP systems described below or any additional CEP systems.

Commercial Radioactive Waste Market

         Scientific Ecology Group, Inc. In the first quarter of 1994, MMT began a TDP in conjunction with Scientific Ecology Group, Inc. ("SEG"), a wholly-owned subsidiary of Westinghouse Electric Corporation, to investigate the application of Quantum-CEP technology to radioactively contaminated ion exchange resins generated by the nuclear power industry. In December 1994, MMT and SEG entered into an agreement to build a commercial Quantum-CEP facility to be located at SEG's Oak Ridge, Tennessee facility. This Quantum-CEP facility was commissioned in December 1995 and is designed to have the capacity to process up to 130,000 cubic feet per year of ion exchange resins. This facility is jointly owned and financed by MMT and SEG. SEG is responsible for the operation and performance of the overall facility, and MMT is responsible for operation of the Quantum-CEP processing systems. The agreement also sets forth the terms under which MMT and SEG may commercialize the use of Quantum-CEP facilities for the treatment of ion exchange resins and potentially other hazardous and radioactive wastes on a world-wide basis.

U.S. Government Market

         Partnership with Lockheed Martin Corporation. On August 9, 1994, the Company entered into a series of related agreements with Martin Marietta Corporation. Martin Marietta has since merged into Lockheed Martin Corporation ("LMC"), with LMC as the surviving entity. Pursuant to these agreements (the "LMC Agreements"), the Company and LMC formed M4 Environmental L.P., a Delaware limited partnership ("M4"), to commercialize CEP to service the environmental remediation, waste management, decontamination, decommissioning, chemical and biological demilitarization, pollution prevention and waste minimization needs of the DoD, the DOE, and USEC (collectively, the "M4 Market"). The Company and LMC, through wholly-owned subsidiaries, each holds a 49.5% limited partnership interest in M4, and a 50% interest in the corporate general partner of M4, which holds a 1% interest in M4. During 1995, revenue from M4 accounted for approximately 69% of the Company's total revenue. The Company anticipates that a substantial portion of its revenue for 1996 also will be from M4 and variations from this expectation could have a material effect on 1996 revenue.

         M4's strategy is to address the requirements of DOE, DoD and USEC for cost-effective processing of waste materials associated with the remediation and decommissioning of federal facilities and the demilitarization of chemical and biological weapons. Initially, M4 has targeted the following market segments:
(i) low-level radioactive waste; (ii) high-level radioactive waste; (iii) chemical weapons demilitarization; (iv) DUF6 ; (v) DoD hazardous wastes; and
(vi) mixed waste. In its project development efforts, M4 has agreed to purchase certain technical services and certain CEP components from MMT. Within the M4 Market, M4 intends to pursue the privatization of CEP systems. Such arrangements are anticipated to be structured so that M4 will be responsible for funding the design, construction, start-up and operation of CEP systems that will be dedicated to processing specified types and quantities of wastes under commercial-type contracts with the DOE, the DoD and USEC. M4 believes that its ability to privatize systems will provide it with a competitive advantage and accelerate the introduction of CEP into the M4 Market.

                  M4 TECHNOLOGY CENTER. In February 1995, M4 began construction of its Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). In October 1995, M4 commissioned its first CEP system, a demonstration facility for DUF6, at the M4 Technology Center. In December 1995, M4 commissioned a commercial facility to process mixed hazardous and radioactive waste for both DOE and commercial customers. The Company expects that M4 will commission a second, larger commercial system at the M4 Technology Center in 1996. In addition to these systems, the M4 Technology Center is expected to contain other systems to demonstrate CEP's applicability to various DOE and DoD wastes.

                  DUF6 AGREEMENT. In May 1995, M4 entered into a contract with USEC to construct the DUF6 demonstration unit located at the M4 Technology Center. Under the terms of the contract, M4 will provide USEC with results from the demonstration program by July 1996. If USEC elects to proceed, USEC and M4 intend to form a joint venture to recycle DUF6 generated and stored by USEC. M4 would be responsible for the design and construction of a commercial-scale processing system to be located at a USEC site, and USEC would agree to furnish DUF6 to the joint venture under a 10-year supply agreement.

                  CHEMICAL WEAPONS DEMILITARIZATION. Also in 1995, M4 began a demonstration program related to CEP's ability to process bulk chemical agents stockpiled by the U.S. Army. The chemical agent demonstration program is directed at developing CEP to process stockpiled chemical agents beginning with mustard gas and nerve agent. M4's demonstration program, which includes teaming with Bechtel National Inc. and Batelle Memorial Institute ("Batelle"), has included processing surrogates for mustard gas in response to a request by the Army to review detailed information on possible alternative technologies. As a result of these trials, M4 was selected as one of three providers of possible alternative technologies. The National Research Council, on behalf of the Army, will perform a more detailed review of these technologies which would determine whether the results from the research and development programs warrant proceeding to pilot testing. This review is expected to be completed in October 1996. As part of its continued efforts in this program, M4 has constructed a demonstration unit to process live chemical agents at a Batelle lab. In tests conducted in March 1996 using this demonstration unit, mustard and nerve agents supplied by the Army were successfully processed with CEP. These tests resulted in greater than 99.999999 percent destruction of these agents.

                  COMMERCIAL MIXED WASTE. In December 1995, MMT and M4 entered into an agreement to expand M4's processing rights to include mixed radioactive and hazardous waste generated by commercial customers in the United States. In March 1996, M4 entered into the first agreement to process commercial mixed waste at the M4 Technology Center with Duke Power Company. Under this agreement, M4 will process various types of mixed waste, including various freon wastes and sludges, batteries and halogenated solvents.

                  EXPANSION OF M4. In March 1996, MMT and LMC executed an agreement to expand M4 through the acquisition by M4 of the Retech division of Lockheed Environmental Systems & Technologies Co., a wholly-owned subsidiary of LMC. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology. Under this agreement, LMC will contribute approximately half of the assets of the Retech division to M4, and MMT will purchase substantially all of the remaining assets of the Retech division for approximately 308,000 shares of its common stock, and then immediately contribute these assets to M4. In addition, MMT and LMC agreed to restructure certain aspects of their relationship to M4. LMC has increased its equity commitment to M4 from $50 million to $75 million, has agreed to provide up to $150 million in project debt guarantees for M4 CEP projects through 2004, subject to various conditions, and has agreed to provide a $15 million working capital facility to M4. The expanded M4 Partnership will continue to be owned by MMT and LMC on a 50/50 basis. As part of this restructuring, M4 and LMC have agreed to "team" in response to certain major DOE, DoD and USEC procurement opportunities. Under this teaming arrangement, LMC, through its Energy and Environmental Sector ("LMC/EES"), would serve as the prime contractor, with responsibility for overall contract management and customer interface, and M4 would be responsible for providing and managing all waste processing technologies necessary to perform the teamed project. Also, M4 will have the right to fulfill LMC's other waste processing requirements, subject to certain limitations. LMC/EES currently is responsible for a waste processing subcontract at a DOE site in Idaho known as Pit 9 (the "Pit 9 Contract"). When certain milestones in the performance of that contract are met, LMC/EES and M4 will agree upon terms whereby M4 will assume operational responsibility for the Pit 9 Contract. In addition, LMC/EES has the obligation to offer the infrastructure and future business opportunities generated by the Pit 9 Contract to M4 upon the earlier of completion of or a material addition to the Pit 9 Contract.

         United States Department of Energy. In September 1992, MMT submitted a three-phased proposal under the DOE's Planned Research and Development Announcement program (the "PRDA Program"). On January 19, 1993, MMT received a favorable determination regarding a $1.2 million cost-sharing contract for a portion of the proposed PRDA program. The terms of the contract were finalized in September 1993. Under the contract, MMT has conducted trials and related activities at its research, development, testing and demonstration facility in Fall River, Massachusetts to demonstrate the applicability of CEP to contaminated scrap metals. In November 1993, the DOE requested that the Company provide a proposal to enhance certain aspects of the existing statement of work to provide for delivery of a more comprehensive final report of technical results. The Company responded and negotiations were concluded with the DOE which resulted in additional funding of $9 million, increasing the total value of the DOE funding under the contract to $10.2 million. In February 1995, the DOE issued a unilateral change order to increase the funding for an undetermined amount with an initial ceiling of $5 million. In June 1995, the DOE extended its contract for demonstrating CEP. The modification to the PRDA Program increased DOE's funding to a total of $25.2 million. Activities under this new enhanced effort are expected to be completed in 1996. MMT has contributed a total of $15.3 million in connection with the cost-sharing contract. During 1995, revenue from the DOE accounted for approximately 30% of the Company's total revenue, and the Company anticipates that a substantial portion of its revenue for 1996 also will be from the DOE. Failure to reach agreement with the DOE regarding additional funding could have a material effect on 1996 revenue.

         United States Department of Defense. In September 1994, the U.S. Army Armament, Research Development and Engineering Center at Picatinny Arsenal, New Jersey awarded the Company $420,000 to fund demonstration of CEP's applicability to conventional weapons components. The Picatinny Arsenal project is MMT's first contract with a DoD agency. Trials under this contract demonstrated that the processing of conventional munitions, smoke and dye agents and propellants in the CEP system resulted in the destruction of the hazardous constituents to high environmental standards and the partitioning of the elements into recoverable materials. Activities under this contract are expected to be completed in 1996.

         The Company's existing government contracts can generally be canceled, delayed or modified at the sole option of the government and are generally subject to annual funding limitations and public sector financing constraints. The Company believes that any future government contracts will be structured similarly. In addition, under the terms of future government contracts, if any, the Company may be required to grant the federal government greater rights with respect to the Company's intellectual property than the Company would grant private parties. As a result of engaging in the government contracting business, the Company has been and will in the future be subject to audits, and may be subject to investigation, by government agencies. The Company also faces the risks associated with such contracting, which could include substantial civil and criminal fines and penalties. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could result in the Company's suspension or debarment from future government contracts for a significant period of time. All of the foregoing risks associated with government contracting may also apply to M4.

Commercial Industrial Waste Market

         Hoechst Celanese Corporation. In February 1994, MMT and Hoechst Celanese Corporation ("HCC"), one of the largest U.S. based chemical companies, signed a letter of intent to construct a CEP system to process and recycle manufacturing wastes at an HCC chemical production plant on the Texas Gulf Coast. In May 1995, HCC and MMT finalized a contract to construct this CEP system at HCC's Bay City, Texas facility. The facility will be constructed, owned, and operated by MMT. The facility, initially contemplated to have a capacity of up to 13,000 tons, will be designed to recycle up to 24,000 tons of hazardous and non-hazardous waste feedstocks from HCC's Texas plants and third-party generators.

The CEP facility will produce synthesis gas, a carbon-rich product to be used by HCC in its chemical processing. The Company has received the initial major regulatory approvals for this facility from the State of Texas and has begun the design of the facility. Substantial development activities are occurring, with the fabrication and assembly of the initial CEP system expected to be completed in 1996, and the facility expected to be operational in 1997. There can be no assurances as to the successful or timely deployment of this facility.

         Celanese Mexicana, S.A. de C.V. In January 1996, MMT and Celanese Mexicana, S.A. de C.V. ("CelMex"), Mexico's largest private sector chemical company, signed a letter of intent to construct a CEP system to process and recycle manufacturing wastes at CelMex's chemical production facility in Veracruz, Mexico. The proposed CEP system will be designed to process wastes produced by CelMex and other Mexican companies. CelMex will purchase the synthesis gas produced by the CEP system as a raw material in its chemical manufacturing processes. Under the letter of intent, CelMex would provide the site and infrastructure for the CEP system and MMT would construct, own and operate the facility. Development of the CEP system pursuant to this letter of intent is subject to a number of conditions, including the completion of a market feasibility study and the negotiation and execution of definitive agreements. There can be no assurances that CelMex will elect to pursue development of the proposed facility after the market feasibility study is completed or that the parties will be able to negotiate mutually acceptable agreements to develop the proposed facility.

         Nichimen Corporation and NKK Plant Engineering Corporation. In February 1996, MMT, Nichimen Corporation, one of Japan's major trading companies ("Nichimen"), and NKK Plant Engineering Corporation, one of Japan's largest engineering providers of municipal waste systems ("NKK"), signed a letter of intent to create a joint venture to process Japanese municipal solid waste incinerator fly ash. Once formed, the joint venture would employ MMT's proprietary Cerex-CEP technology to recycle incinerator ash to recover ceramic and metal products. It is anticipated that the joint venture would sell, license, own, and operate Cerex-CEP facilities in the Japanese market. The joint venture would be obligated to purchase from MMT approximately 40 Cerex-CEP systems over the first ten years of operations, starting with a commercial-scale demonstration system expected to be ordered when definitive joint venture agreements are finalized. Under the letter of intent, MMT would own 49% of the joint venture and Nichimen and NKK would collectively own the remaining 51%. The establishment of the joint venture and the development of the demonstration Cerex-CEP system pursuant to this letter of intent are subject to a number of conditions, including the negotiation and execution of definitive agreements. There can be no assurances that the parties will be able to negotiate mutually acceptable terms to implement the letter of intent.

COMMERCIAL DEVELOPMENTS -- ONGOING RELATIONSHIPS

         Since the Company's formation it has entered into several strategic alliances with companies that have specialized expertise. The Company believes that these relationships assist the Company in its planned commercialization of CEP, either by assisting the Company in marketing to particular industry groups, or by providing key services in connection with the Company's development and application of its CEP technology, such as assistance with obtaining insurance or project finance, or the provision of engineering and construction expertise. The Company may enter into similar long-term relationships in the future.

         The Electric Power Research Institute ("EPRI"). In November 1995, MMT entered into an agreement with EPRI to support the application of CEP. Over the five-year term of the agreement, EPRI, in conjunction with numerous utilities and their process industry customers, plans to develop collaborative programs for CEP demonstrations. EPRI will fund up to $25 million in matching research grants made to member utilities working with industrial process customers in their service areas to demonstrate CEP. In exchange for this commitment, EPRI received a warrant to purchase up to 100,000 shares of MMT common stock at an initial exercise price of $23.375. The warrant will vest in increments upon the closing of contracts for CEP plants for which EPRI has provided minimum levels of funding and upon customer acceptance of such plants. The Company expects that the EPRI relationship will assist the Company in marketing its CEP technology to utilities and process industry customers.

         American Re-Insurance Company and Am-Re Services. In May 1993, MMT entered into a set of related agreements with American Re-Insurance Company and its affiliate, Am-Re Services, Inc. ("Am-Re Services"). In addition, MMT was obligated to perform certain services for Am-Re Services through December 31, 1993. Pursuant to these agreements, American Re-Insurance Company purchased 438,885 shares of MMT's unregistered Common Stock, $.01 par value per share, for $5.0 million and Am-Re Services agreed to provide services to MMT relating to obtaining environmental impairment liability insurance and project financing for the first five commercial CEP facilities to be developed by MMT. In exchange for these services, and subject to certain vesting requirements, Am-Re Services was granted warrants to purchase an aggregate of 375,000 shares of Common Stock. To date, none of these warrants have vested because the Company has not obtained environmental impairment liability insurance or project financing with the assistance of Am-Re Services. The Company expects that, as it develops additional CEP plants, Am-Re Services will provide assistance with respect to the Company obtaining environmental impairment liability insurance and project financing for such CEP plants.


         Fluor Daniel. In September 1992, MMT entered into a Development Services Agreement with Fluor Daniel Environmental Services, Inc. ("Fluor Daniel"), an affiliate of Fluor Daniel, Inc., an international engineering and construction firm. Under the terms of the agreement, Fluor Daniel agreed to provide $1.2 million in feasibility studies, designs, cost estimations and other services in support of commercial plant evaluations, designs, front-end engineering and other services for potential CEP applications. As of December 31, 1993, all of these services had been performed, and during 1994 Fluor Daniel exercised its option to invest the $1.2 million in shares of Common Stock at an agreed upon price of $10.56 per share. During 1994, Fluor Daniel and MMT amended the agreement to extend its term for up to five years. Pursuant to the agreement, as amended, Fluor Daniel provided an additional $4.0 million in services to MMT during 1994 and 1995. In consideration for such services, Fluor Daniel received additional shares of Common Stock at a price equal to the average market price of the stock in the 10 trading days prior to the end of each calendar quarter during which the services were provided. In addition, during the term of the agreement, Fluor Daniel shall be the primary provider of engineering, procurement, construction and implementation services for CEP plants owned and operated by the Company and shall be entitled to receive project fees based upon the cost of such services for specific CEP facilities managed by Fluor Daniel. The Company will be obligated to pay Fluor Daniel 2% of certain licensing fees and royalty payments received by MMT during the term of the agreement, and for a period of three years thereafter, as a result of the licensing of CEP technology during the term of this agreement. During 1995, Fluor Daniel provided substantial engineering and construction services to MMT for the M4 Technology Center. In addition, Fluor Daniel provided engineering services on the Q-CEP facility jointly owned with SEG and other Company projects.

         Uhde GmbH. In December 1995, MMT entered into a letter of intent with Uhde GmbH ("Uhde") which is expected to form the basis for the execution of a non-exclusive sales representative agreement. Uhde, based in Dortmund, Germany, is one of the world's leading engineering and construction companies. Under the proposed agreement, MMT and Uhde would collaborate to market CEP to Uhde's worldwide customer base. Uhde would undertake to identify and sell a minimum of nine CEP projects outside the United States over a four-year period. Uhde would provide facility engineering and design site construction, equipment installation and project management, and MMT would provide marketing assistance, CEP system design and fabrication, operator training and ongoing operational support, as needed, to Uhde's customers. Uhde and MMT have agreed to focus their joint efforts on addressing a wide range of markets including chlorinated organic chemical wastes, chemical weapons demilitarization projects, post-consumer plastics and electronic components, municipal waste water treatment sludges and waste incinerator ash. Uhde and MMT also have agreed to discuss the possibility of Uhde making an equity investment in MMT. Implementation of the relationship between MMT and Uhde contemplated by the letter of intent is subject to a number of conditions, including the negotiation and execution of definitive agreements. There can be no assurances that the parties will be able to negotiate mutually acceptable terms to implement the letter of intent.

OTHER COMMERCIAL DEVELOPMENTS


         Rollins Environmental Services, Inc. In 1991, the Company entered into a joint development and commercialization agreement with Rollins Environmental Services, Inc. ("Rollins"). The agreement provided that the Company would analyze the application of CEP to specific Rollins waste streams for fees based on the hours worked by the Company.


         In 1992, the agreement was superseded. Under the revised terms, Rollins agreed to pay the Company $50,000 per month for two years beginning September 1, 1992, all of which had been paid by August 1994. In consideration for these payments, the Company provided research and development and other services to Rollins and Rollins obtained an option to license the Company's technology for CEP systems at any of Rollins' three waste processing facilities existing on September 1, 1992. If Rollins decides to license a CEP system at any of these existing facilities, Rollins will be entitled to set off against payments due to the Company all amounts paid under the original and amended agreements, provided that in any year no reduction shall exceed 25% of the amounts payable by Rollins to the Company. Such right of set off is conditioned on the commercialization and licensing of a CEP system at one of Rollins' three facilities existing on September 1, 1992.

         In June 1994, the Company and Rollins signed a letter of intent to construct an initial CEP system at one of Rollins' sites in 1996. The letter of intent also outlined Rollins' long-term objective of constructing up to seven additional CEP systems which would be sited at existing or future Rollins sites. Development of the CEP system pursuant to this letter of intent is subject to a number of conditions, including the negotiation and execution of definitive agreements.


         The Company had expected to enter into definitive agreements with Rollins for an initial CEP system in 1995. However, due primarily to weak conditions in the central hazardous waste market, the Company and Rollins have, for the foreseeable future, deferred their plans to proceed with the development of the CEP system contemplated by this letter of intent.


TECHNOLOGICAL DEMONSTRATIONS AND TESTING OF CEP

         In order to further demonstrate CEP's Elemental Recycling capability on a variety of prospective customer feedstocks, MMT has constructed an 86,000 square foot research, development, testing and demonstration facility in Fall River, Massachusetts that is equipped with several commercial-scale CEP systems (the "Fall River Facility"). Since February 1993, through internally and customer-funded TDPs, the Company has demonstrated CEP's ability to dissociate feedstocks and recover products in laboratory, bench-scale, pilot-scale and commercial-scale trials in its Fall River Facility. These pre-operational tests and commercial-scale demonstrations on feedstock samples representative of those of prospective customers from the chemical, petrochemical and environmental services industries and the DOE and DoD have shown the safety and reliability of CEP and feedstock conversion meeting or exceeding regulatory standards for a wide range of chemical components and physical forms.

         CEP and its underlying technologies have been demonstrated in tests on many materials from simple compounds, such as paraffins and alcohols, from which fundamental information is generated, to complex materials containing toxic metals, alkali metals, halides, cyanides, fluorinated species and polyaromatic hydrocarbons (including PCBs), from which the operability of the technology is demonstrated. These demonstrations have included wastes that are classified as hazardous or toxic under RCRA (including chemical weapons agents), low level radioactive wastes, mixed radioactive and hazardous wastes, and surrogate hazardous wastes in the form of gases, liquids, slurries, suspensions, pumpable sludges, and solids. MMT has successfully completed customer-sponsored reliability and operability trials in which numerous customer-established success criteria for closed-loop recycling were met or surpassed.

         The Company's technological demonstrations are complemented by additional external research programs, many of which are conducted by members of MMT's Technical Advisory Board.

         In addition to the operating demonstrations described above, MMT has developed physical models and computer simulations that are used to model CEP systems functions such as feed addition, molecular dissolution, refractory wear, vitreous material characteristics and reactor design. Prior to running experimental trials on particular feedstock, MMT uses such models to predict capital and operating costs and system performance.

         To date, the testing of CEP largely has been limited to trials conducted under controlled testing conditions. Certain commercial-scale tests of CEP have been conducted and the Company has developed computer simulations which it uses to model and predict various CEP system functions. The Company currently is conducting start-up operations and testing at the SEG facility in Oak Ridge, Tennessee and at the M4 Technology Center. However, no demonstration has yet been made that a commercial CEP system, once installed and operated at a customer's location, will process such customer's feedstock and recover commodity and specialty products of commercial quality and in significant quantities.

         The Company is continuing in its research and development efforts to enhance the functionality of its CEP systems, especially in areas such as bulk feeding and ceramic tapping, with the goal of making CEP systems more efficient for processing a wide range of wastes and waste forms. During the fiscal years ended December 31, 1995, 1994 and 1993, the Company spent $25.3 million, $25.2 million and $13.0 million, respectively, on research and development, of which $11.0 million, $14.4 million and $10.8 million, respectively, was funded by the Company.

The Fall River Facility

         The primary use of MMT's Fall River Facility is to perform TDPs that demonstrate CEP's Elemental Recycling capability on a variety of feedstocks, including samples of customers' materials. MMT believes that the Fall River Facility will serve to further the development of CEP technology and MMT's associated intellectual property estate and will assist in facilitating favorable customer and regulatory acceptance of the process. The Fall River Facility also is used to conduct training programs for MMT employees and customers.

         The 86,000 square foot Fall River Facility contains a 48,000 square foot recycling area which includes a materials preparation area, feedstock storage, raw material storage, recovered material storage and a test laboratory. The Fall River Facility houses commercial-, pilot- and bench-scale CEP units which are used for treatability and feasibility studies, and also houses physical models of CEP units which contain water and other fluids. These models are used to analyze injection patterns and to simulate flow dynamics and various reaction patterns within the molten metal bath.

Recoverable Products

         Laboratory, bench-scale, pilot-scale and commercial-scale trials, including trials conducted at the Company's Fall River Facility, have demonstrated that CEP has the potential, through Elemental Recycling, to recover commodity and specialty products, such as industrial gases, ceramics and metals, from feedstocks. During demonstration and treatability trials, MMT has validated CEP's potential to recover commodity and specialty products by performing detailed material balance analysis and product characterization. Based upon these test results and commercial specifications for CEP products, the Massachusetts Department of Environmental Protection ("MADEP") has issued MMT recycling certifications for CEP of heterogeneous inorganic and organic waste streams, including RCRA-listed waste streams. In each of these demonstrations, greater than 90% of the feed was shown to be recyclable into valuable products. Based on the elemental composition of particular feedstocks, MMT has demonstrated that CEP systems can be customized to make specific products by adding different reactants or by varying the composition of the molten metal bath. CEP is designed to permit recovered products to be re-used as raw materials by the feedstock generator in potential closed-loop applications or to be sold to other industrial customers.

         Some materials produced using CEP may have little to no commercial value, and may be considered wastes. Such waste may be classified as a hazardous or low-level radioactive waste (and may need to be handled as such) under current United States environmental regulations. Based on experimental trials, MMT anticipates that the volume of any such unsaleable materials will be a small portion of the initial feedstock volume and will be substantially less than the residual waste (including ash) generated by alternative technologies. With respect to the processing of radioactive wastes utilizing Q-CEP, the Company does not expect that the relative volume of reusable products will be similar to other applications of CEP. Experimental trials have shown, however, that CEP does substantially decrease the volume of such radioactive wastes and contains the radioactive elements in a stable, self-shielding form.


Applications for CEP



         The Company currently is developing various applications for its CEP technology. Q-CEP has been developed to process radioactive wastes and mixed wastes (containing both radioactive and hazardous constituents). Current commercialization programs for Q-CEP are focused on applications for low-level radioactive and mixed waste. Q-CEP dissociates hazardous and toxic materials, while separating and containing radioactive elements in a stable, self-shielding form suitable for storage or final disposal. This results in a substantial reduction in the volume of radioactive materials requiring storage or disposal, in addition to the potential recycling benefits. The Company's Q-CEP technology will be used at the facility which the Company built with SEG to process radioactively contaminated ion exchange resins generated by the nuclear power industry. Q-CEP also will be used to process mixed radioactive and hazardous waste at the M4 Technology Center. The Company also is developing additional applications to its CEP technology to process particular classes of wastes, including Cerex-CEP[TradeMark] for the processing of halogenated inorganic waste streams and the recovery of metals, Hyco-CEP[TradeMark] for the conversion of organic waste streams into industrial gasses, and Halo-CEP[TradeMark] for the processing of halogenated organic waste streams and the recovery of acids. In each case, these CEP applications use a molten metal bath to separate waste compounds into their elemental constituents and reconfigure the elements into potential gaseous, ceramic, and metal products. Although the Company believes that each of these applications of its CEP technology could be material in the future, until a CEP plant embodying a particular application has operated in the commercial environment for some time, the Company will not know the relative economic success of such application as compared to any competing technologies now in existence or developed in the future, and in light of the other market conditions prevailing at that time.


INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

         MMT has a comprehensive program for the protection of its intellectual property. This program includes, among other things: established procedures and notebooks and forms for documenting, evidencing and disclosing all MMT inventions to management; an Intellectual Property Committee which meets regularly to discuss intellectual property issues; a system for continuously monitoring patents issued to, and patent applications filed by, relevant third parties; a program of seminars for employees on intellectual property topics; a recognized intellectual property law firm on retainer; a patent administrator and other personnel dedicated to assisting in the preparation and prosecution of MMT's patents; personnel policies and agreements requiring disclosure by employees of all inventions and protection of confidential information; and agreements with all technical and scientific employees providing for the assignment of inventions made by such employees to MMT.

         As of December 31, 1995, MMT owned 67 United States and foreign patents, and had filed 106 additional United States, international, European and foreign national patent applications relating to CEP. MMT also has many invention disclosures describing inventions by employees, many of which may be the basis for future patent applications.

         MMT's intellectual property estate also contains a number of sophisticated computer models used to predict the thermodynamic, kinetic and physical transport properties of the CEP system, including tuyere injection, multiphase jet flow and turbulent diffusion, equilibrium partitioning and kinetic limitations, product formation and system design. Some of such computer models include components which are the subject of non-exclusive licenses from computer software vendors. MMT's computer models are used to identify optimal designs and operating conditions for specific processing applications. MMT has validated the accuracy of many of these computer models through actual experimentation.

         To protect its trade secrets and other unpatented proprietary information in its product development activities, MMT's employees, consultants and contractors are required to enter into agreements providing for confidentiality and MMT's ownership of such trade secrets and other unpatented proprietary information originated by them while in MMT's employ.

         There can be no assurance that any patents will issue on any of MMT's patent applications, nor can there be any assurance that any of MMT's confidential non-disclosure agreements will provide meaningful protection of MMT's confidential or proprietary information in the case of unauthorized use or disclosure.

         The Company has six service marks or trademarks registered, and several applications to register, with the U.S. Patent and Trademark Office for terms used in conjunction with MMT's services in material processing, hazardous and non-hazardous waste treatment, and resource recovery. Registered marks include:
MMT(R), The Elemental Solution(R), Elemental Solution(R), MMT Catalytic Extraction Processing(R), and the design of certain MMT logos. Applications for service marks or trademarks include: Molten Metal Technology(TM), Elemental Recycling(TM), Quantum-CEP(TM), Q-CEP(TM), Hyco-CEP(TM), Cerex-CEP(TM), Resource Fractionator(TM), and the MMT logo including text.

ENVIRONMENTAL MATTERS

Environmental Laws and Regulations Creating a Need for CEP

         Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. MMT's operations and those of its customers are subject to these evolving laws and the implementing regulations. MMT believes that the obligations to comply with the requirements of these laws contribute to the demand for its services.

         The environmental legislation and policy which the Company believes are potentially applicable to CEP operations in the United States include RCRA, TSCA, the Federal Water Pollution Control Act of 1972, the Clean Air Act of 1970, as amended, the Hazardous and Solid Waste Amendments of 1984, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Superfund Amendments and Reauthorization Act and the Pollution Prevention Act of 1990, and various state analogs to these federal laws. Additional provisions which may be applicable to Quantum-CEP technology include the Atomic Energy Act of 1954, the Federal Facility Compliance Act of 1992, the Low-Level Radioactive Waste Policy Amendments Act of 1985, the Department of Energy Orders, Policy and Guidance, the Nuclear Regulatory Commission Regulatory Policy and Guidance, and their state analogs These provisions regulate the management and disposal of radioactive, hazardous and non-hazardous wastes, control the discharge of pollutants and radionuclides into the air, land and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

Environmental Permitting Implications

         To maximize the market acceptance of CEP technology, MMT has chosen to focus certain initial project efforts on the development of systems whose feedstocks and designs are most likely to qualify for exemptions or favorable regulatory treatment. These projects involve: (i) systems for treatment of virgin materials that are not classified as hazardous wastes and are not subject to RCRA permitting requirements; (ii) systems that handle secondary materials in a manner that may qualify such materials for exclusions from RCRA regulation (e.g., a closed-loop process whereby secondary materials will be returned to the original manufacturing process in which they were generated); (iii) systems that may qualify for an exemption from RCRA permitting requirements (e.g., processing of waste materials as feedstocks to manufacture valuable products); (iv) systems involving bona fide recycling of hazardous wastes; (v) systems that provide for significant volume reduction and stable final form for low-level radioactive waste to allow for increased disposal capacity or a more manageable form for storage, or both; and (vi) systems that provide for volume reduction, stable final form and recycling for mixed waste streams. MMT would also consider use of CEP as part of the treatment train in previously permitted RCRA treatment facilities for which MMT believes that only a permit modification would be required.

         The permitting burden on a facility utilizing CEP will depend on the nature of the feedstock (including whether it is classified as a solid waste or hazardous waste), the configuration of the process at the particular facility, the manner in which product is recovered from the waste and the type of waste residuals created by the process.

Research Facility License

         On February 27, 1995, the MADEP issued a Research Facility License for recycling activities (the "License") that regulates hazardous waste recycling research activities at the Fall River Facility. The License became effective on March 20, 1995, and replaced the original R&D Recycling Permit for the Fall River Facility, which was issued in September 1993. The License has a term of five years.

         Under the terms of the License and the Demonstration Permit for solid wastes which was issued in September 1993 (the "Permit"), most solid and hazardous wastes, including RCRA-listed hazardous wastes, may be stored and processed at the Fall River Facility, subject to limits and conditions specified in the License and the Permit. The License requires MMT to provide a notice to the MADEP, the Fall River Fire Department and the Fall River Board of Health at least 14 days prior to conducting hazardous waste recycling demonstrations greater than 250 kilograms/day. This notice must contain a summary of applicable treatability study data and other information. The Permit requires review and approval by the MADEP prior to solid waste recycling demonstrations.

         In November 1995, the EPA granted an approval to allow the Company to perform testing on wastes containing polychlorinated biphenyls ("PCBs") pursuant to the EPA's authority under TSCA. Also, in November 1995, the MADEP modified certain of the permits for the Fall River Facility to allow the Company to store and process PCBs. MMT operates the Fall River Facility pursuant to all necessary permits as well as an Agreement with the City of Fall River (the "Fall River Agreement"), which first became effective on March 17, 1993. In April 1995, the Fall River Agreement was modified and amended to reflect the requirements of the License. In November 1995, the Fall River Agreement was further amended to add provisions related to the processing of PCBs.

Permits for Commercial Facilities

         With respect to the first commercial facilities constructed by the Company, the Company's partners and customers have been successful in obtaining the permits necessary to construct and operate these facilities. In the case of the Quantum-CEP facility constructed by MMT and SEG, the Tennessee Department of Environment and Conservation ("TNDEC") issued to SEG an air permit in May 1995 (as amended in October 1995) which allowed the installation and initial operation of the CEP equipment and related air pollution control devices at the facility. In addition, in November 1995, SEG received a radioactive materials license from TNDEC that allows the possession, use and storage of radioactive materials at the Quantum-CEP facility.

         In September 1995, TNDEC issued a similar air permit to M4 which allowed the installation and initial operation of the CEP systems at the M4 Technology Center. In addition, in November 1995,

TNDEC issued a radioactive materials license to M4 that allows the possession, use and storage of radioactive materials at the M4 Technology Center.

COMPETITION

         MMT defines the market for its CEP technology as the recycling, processing and volume reduction of certain radioactive, hazardous and non-hazardous wastes and industrial by-products. MMT is aware of some competition from companies recycling hazardous wastes, but its primary competition comes from companies that provide radioactive and hazardous waste treatment and disposal services. Many technology developers have begun to focus on the government markets as new opportunities continue to evolve. Some of these technologies may also be applied to the commercial radioactive waste and hazardous waste markets. The government is investigating a wide variety of technologies, with the objective of identifying alternatives that offer benefits over conventional methods, such as incineration. The predominant waste treatment and disposal methods include landfilling, deep-well injection, incineration, plasma, vitrification, or other thermal treatment methods, on-site containment (including industrial lagoons), and release into the environment. The hazardous waste treatment and disposal industries are fragmented and characterized by a number of large and small companies. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that CEP will be able to compete favorably on the basis of these factors. Many of MMT's competitors have substantially greater financial and technical resources than MMT.

         CEP is designed to provide recovery of products and re-use by generators or sale of such products to other commercial and government customers. CEP's potential cost advantage over conventional waste treatment and disposal methods is dependent, in part, on such re-use or sale. MMT anticipates that the price of such products will be established on the basis of competition with other large or small producers of raw materials and recycled products which may have greater financial resources and experience in connection with the production and marketing of such materials and products than MMT or its customers.

EMPLOYEES

         As of December 31, 1995, the Company had 284 full-time employees. The Company believes that it has been successful in attracting experienced and capable process development, engineering, operations and management personnel. The Company's growth and expansion plans depend in large part upon its ability to continue to attract and retain highly skilled scientific, managerial, manufacturing, operations and marketing personnel.

         All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment and prohibiting them from competing with the Company.

         None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

(c)  Exhibits

   3.1     -   Amended and Restated Certificate of Incorporation of the
               Registrant. *4* (3.1).

   3.2     -   Amended and Restated By-Laws of Registrant. *4* (3.2)

   4.1     -   Specimen Certificate for Shares of the Registrant's Common Stock,
               $.01 par value. *1* (4.1)

u 10.1     -   Pilot Plant Agreement dated as of October 25, 1991 between the
               Registrant and E.I. du Pont de Nemours and Company, as amended by the Pilot Plant Funding Agreement Addendum dated as of February
               10, 1992. *1* (10.2)

  10.2     -   Agreement dated as of December 20, 1991 between the Registrant and L'Air Liquide S.A. *1* (10.4)

* 10.3     -   Lease dated as of March 4, 1996 for 400-2 Totten Pond Road,
               Waltham, Massachusetts.

  10.4     -   Lease dated as of July, 1993 for Two University Office Park,
               Waltham, Massachusetts. #2# (10.8)

  10.5     -   Lease dated as of June 29, 1992 between the Greater Fall River
               Development Corporation and the Registrant for the property located at 421 Current Road, Fall River, Massachusetts. *1*
               (10.6)

  10.6     -   Strategic Alliance and Investment Agreement dated as of May 3,
               1993 between the Registrant and Am-Re Services, Inc. #1# (19(a))

  10.7     -   Environmental Impairment Insurance Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(b))

  10.8     -   Project Financing Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(c))

  10.9     -   Registration Rights Agreement dated as of May 3, 1993 among the
               Registrant, Am-Re Services, Inc. and American Reinsurance
               Company. #1# (19(d))

u 10.10    -   Asset Purchase Agreement dated as of July 7, 1992 between the
               Registrant and IPS Interproject Service AB and IPS Interproject
               Processteknik AB. *2* (10.8)

  10.11    -   Technology Assignment Agreement dated as of May 31, 1990 between the Registrant and Christopher J. Nagel and Robert D. Bach, as clarified by the Clarification Agreement dated as of May 31, 1990 and as amended by the Amendment to Technology Assignment
               Agreement dated as of October 12, 1990. *1* (10.9)

- 10.12    -   Employment Agreement dated as of June 30, 1990 between the
               Registrant and William M. Haney, III. *1* (10.11)

- 10.13    -   Letter Agreement dated as of October 1, 1991 from the Registrant to William M. Haney, III regarding employment. *1* (10.12)

- 10.14    -   Employment Agreement dated as of May, 1993 between the Registrant and Eugene Berman. *4* (10.16)

- 10.15    -   Registrant's Amended and Restated 1989 Long Term Incentive
               Compensation Plan, as amended effective March 2, 1995.

- 10.16    -   Registrant's 1993 Employee Stock Purchase Plan. *3* (28.2)

- 10.17    -   Registrant's 1992 Restricted Common Stock Award Plan. *1* (10.14)

  10.18    -   Form of Employee Non-Disclosure, Development and Non-Competition
               Agreement of the Registrant. *1* (10.16)

  10.19    -   Loan Agreement dated February 4, 1993 between the Registrant and
               Jobs for Fall River, Inc. *1* (10.18)

  10.20    -   $1,800,000 Promissory Note, dated February 4, 1993, made by the
               Registrant in favor of Jobs for Fall River, Inc. *1* (10.19)

  10.21    -   $50,000 Promissory Note, dated February 4, 1993, made by the
               Registrant in favor of Jobs for Fall River, Inc. *1* (10.20)

  10.22    -   $150,000 Promissory Note, dated February 4, 1993, made by the
               Registrant in favor of Jobs for Fall River, Inc. *1* (10.21)

  10.23    -   Security Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc. *1* (10.22)

  10.24    -   Letter Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc. regarding security for loan made by Jobs for Fall River, Inc. to the Registrant. *1* (10.23)

  10.25    -   Contract No. DE-AC21-9MC30171 dated September 30, 1993 between the Registrant and the United States Department of Energy,
               Morgantown Energy Technology Center. *4* (10.31)

v 10.26    -   Modification to Contract No. DE-AC21-9MC30171 dated March 24,
               1994 between the Registrant and the United States Department of Energy, Morgantown Energy Technology Center. #3# (10.32)

  10.27    -   First Amendment to Lease, dated September 21, 1994, between the
               Registrant and Connecticut General Life Insurance Company. #5#
               (10.1)

  10.28    -   Lease dated as of July 1, 1994 by and between the Registrant and the Greater Fall River Development Corporation. #5# (10.2)

w 10.29    -   Master Agreement For Government Market Development and
               Commercialization of CEP Technology, dated as of August 9, 1994, between the Registrant and Martin Marietta Corporation. #5#
               (10.3)

  10.30    -   Loan Agreement, dated as of August 1, 1994, between the
               Registrant and the Massachusetts Industrial Finance Agency. #5#
               (10.4)

  10.31    -   Underwriting Agreement dated as of August 26, 1994, between the
               Massachusetts Industrial Finance Agency and CS First Boston
               Corporation, and approved by the Registrant. #5# (10.5)

  10.32    -   Letter of representation dated as of August 26, 1994 from Molten
               Metal Technology, Inc. to the Massachusetts Industrial Finance
               Agency and CS First Boston Corporation. #5# (10.6)

x 10.33    -   Master Services Agreement, dated November 30, 1994 between the
               Registrant and Fluor Daniel Environmental Services, Inc. #6#
               (10.43)

x 10.34    -   Master Agreement, dated December 2, 1994 between the Registrant and Scientific Ecology Group, Inc. #6# (10.44)

y 10.35    -   Development Agreement dated as of May 3, 1995 between the
               Registrant and Hoechst Celanese Chemical Group, Inc. ("HCC"). #7#
               (10.1)

y 10.36    -   Feedstock Supply Agreement dated as of May 3, 1995 between the
               Registrant and HCC. #7# (10.2)

y 10.37    -   Synthesis Gas Purchase and Sale Agreement dated as of May 3, 1995 between the Registrant and HCC. #7# (10.3)

*z10.38    -   Commercial Mixed Waste Processing Agreement dated as of December
               12, 1995 between the Registrant and M4 Environmental L.P.

* 11       -   Computation of Primary, Fully Diluted and Supplementary Net
               Income (Loss) Per Share

* 21       -   Subsidiaries of the Registrant.

+ 23.1     -   Consent of Price Waterhouse LLP

+ 23.2     -   Consent of Coopers & Lybrand L.L.P.


----------

*    Originally filed with the Company's Form 10-K on April 1, 1996.
+    Filed herewith.
- Management contract or compensatory plan filed pursuant to item 14(c) of Form 10-K.
u An unexpired order granting confidential treatment to deleted portions of Exhibits 10.1 and 10.10 was issued on February 9, 1993.
v    An unexpired order granting confidential treatment to deleted portions of
     Exhibit 10.26 was issued on May 11, 1994.
w    An unexpired order granting confidential treatment to deleted portions of
     Exhibit 10.29 was issued on January 6, 1995.
x An unexpired order granting confidential treatment to deleted portions of Exhibits 10.33 and 10.34 was issued on May 22, 1995.
y An unexpired order granting confidential treatment to deleted portions of Exhibits 10.35, 10.36 and 10.37 was issued on October 20, 1995.
z    Confidential treatment has been requested for deleted portions of Exhibit
     10.38.
*1* Incorporated by reference to the designated exhibit to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-56392) filed on December 24, 1992.
*2* Incorporated by reference to the designated exhibit to Amendment No. 3 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-56392) filed on February 8, 1993.
*3* Incorporated by reference to the designated exhibit to the Registration Statement on Form S-8 of the Registrant (Registration No. 33-65688) filed on July 6, 1993.
*4* Incorporated by reference to the designated exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-70210) filed on November 30, 1993.
#1# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
#2# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
#3# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
#4# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
#5# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
#6# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
#7# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

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

                            MOLTEN METAL TECHNOLOGY, INC.


                            By:  /s/ Benjamin T. Downs
                            ----------------------------------------------------
                            Benjamin T. Downs
                            Executive Vice President and Chief Financial Officer


Date:  November 18, 1996

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Molten Metal Technology, Inc.



In our opinion, the financial statements listed in the index appearing under
Item 14 (a) (1) on page 19 present fairly, in all material respects, the financial position of Molten Metal Technology, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Boston, Massachusetts
March 5, 1996

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY


                                       CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                              ----------------------------------
                                                                                  1995                 1994
                                                                                  ----                 ----

ASSETS

Current assets:
  Cash and cash equivalents                                                   $  6,644,856          $ 12,063,883
  Short-term investments                                                        79,631,394            88,132,592
  Accounts receivable                                                            1,917,858             1,938,197
  Accounts receivable from affiliate                                            15,412,196               218,965
  Prepaid expenses and other current assets                                      2,309,398             1,697,785
                                                                              ------------          ------------
      Total current assets                                                     105,915,702           104,051,422

Restricted cash and investments                                                  7,432,817             9,871,450
Fixed assets, net                                                               34,679,390            18,120,231
Intangible assets, net                                                           3,501,680             2,402,009
Other assets                                                                     1,806,412             1,096,412
                                                                              ------------          ------------
                                                                              $153,336,001          $135,541,524
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                           $    195,043          $    480,225
  Accounts payable                                                               9,827,490             1,656,693
  Accrued expenses                                                               1,713,557             1,330,445
  Accrued interest                                                                 789,455               805,838
  Deferred revenue from affiliate                                                4,083,334             4,583,333
                                                                              ------------          ------------
      Total current liabilities                                                 16,608,879             8,856,534
                                                                              ------------          ------------

Long-term debt                                                                  22,883,962            23,075,147
                                                                              ------------          ------------
Due to related parties                                                           1,474,586             1,474,586
                                                                              ------------          ------------
Deferred income from affiliate                                                   2,459,918                  --
                                                                              ------------          ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                            --                    --
  Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: 22,746,854 at December 31, 1995 and
      22,165,963 at December 31, 1994                                              227,469               221,660
  Additional paid-in capital                                                   146,641,721           141,309,037
  Valuation allowance for short-term investments                                  (311,163)           (2,328,784)
  Accumulated deficit                                                          (36,638,947)          (36,993,736)
                                                                              ------------          ------------
                                                                               109,919,080           102,208,177
  Less: Deferred compensation                                                      (10,424)              (72,920)
                                                                              ------------          ------------
      Total stockholders' equity                                               109,908,656           102,135,257
                                                                              ------------          ------------

Commitments and contingencies (Notes 4, 5 and 13)
                                                                              $153,336,001          $135,541,524
                                                                              ============          ============



   The accompanying notes are an integral part of these financial statements.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                          1995                1994                 1993
                                                                          ----                ----                 ----

Revenue:
    Service fees                                                      $13,613,416         $ 11,263,197         $  4,721,953
    Service and construction fees from affiliate                       21,567,982              218,965                 --
    License fees from affiliate                                         9,000,000            2,916,667                 --
                                                                      -----------         ------------         ------------
                                                                       44,181,398           14,398,829            4,721,953
                                                                      -----------         ------------         ------------

Operating expenses:
    Cost of revenue - service                                          13,699,110           10,838,198            2,205,316
    Cost of revenue - service and construction from affiliate          21,202,794              218,965                 --
    Research and development                                           10,986,234           14,417,327           10,837,484
    Selling, general and administrative                                 2,877,371            7,132,256            5,661,953
                                                                      -----------         ------------         ------------
                                                                       48,765,509           32,606,746           18,704,753
                                                                      -----------         ------------         ------------
Loss from operations                                                   (4,584,111)         (18,207,917)         (13,982,800)
                                                                      -----------         ------------         ------------

Other income (expense):
    Interest income                                                     5,559,690            4,376,403            1,861,077
    Interest expense                                                   (1,455,084)            (737,741)            (160,233)
    Equity income from affiliate                                          834,294                 --                   --
                                                                      -----------         ------------         ------------
                                                                        4,938,900            3,638,662            1,700,844
                                                                      -----------         ------------         ------------
Net income (loss)                                                     $   354,789         $(14,569,255)        $(12,281,956)
                                                                      ===========         ============         ============


Net income (loss) per share                                           $      0.01         $      (0.67)        $      (0.69)
                                                                      ===========         ============         ============

Weighted average common
    shares outstanding                                                 24,710,423           21,904,213           17,811,830
                                                                      ===========         ============         ============


Supplementary net loss per share                                                                               $      (0.67)
                                                                                                               ============

Supplementary weighted average
    common shares outstanding                                                                                    18,293,320
                                                                                                               ============



   The accompanying notes are an integral part of these financial statements.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                           CONVERTIBLE
                                         PREFERRED STOCK             COMMON STOCK
                                     -----------------------    -----------------------
                                       NUMBER OF                 NUMBER OF
                                        SHARES       AMOUNT       SHARES         AMOUNT
                                       ---------     ------      ---------       ------

Balance at December 31, 1992           7,272,727   $  72,727    10,794,972     $107,950

Issuance of Series C convertible
    preferred stock                    4,310,582      43,106
Issuance of common stock pursuant
    to initial public offering                                   3,450,000       34,500
Conversion of preferred stock into
    common stock                     (11,583,309)   (115,833)    4,050,468       40,504
Issuance of common stock                                           438,885        4,389
Issuance of common stock pursuant
     to subsequent public offering                               2,909,021       29,090
Issuance of stock pursuant to
    exercise of options                                             97,581          976
Compensation expense related to
    common stock option
Net loss
                                     -----------   ---------    ----------     --------
Balance at December 31, 1993                  --          --    21,740,927      217,409

Issuance of common stock                                           148,719        1,488
Issuance of stock pursuant to
    exercise of options                                            276,317        2,763
Compensation expense related to
    common stock option
Valuation allowance for
    short-term investments
Net loss
                                     -----------   ---------    ----------     --------
Balance at December 31, 1994                  --          --    22,165,963      221,660

Issuance of common stock                                           139,098        1,391
Issuance of stock pursuant to
    exercise of options                                            424,793        4,248
Issuance of stock pursuant to
    employee stock purchase plan                                    17,000          170
Compensation expense related to
    common stock options
Valuation allowance for
    short-term investments
Net income
                                     -----------   ---------    ----------     --------
Balance at December 31, 1995                  --   $      --    22,746,854     $227,469
                                     ===========   =========    ==========     ========



                                        ADDITIONAL                                                         TOTAL
                                         PAID-IN       VALUATION       ACCUMULATED      DEFERRED       STOCKHOLDERS'
                                         CAPITAL       ALLOWANCE         DEFICIT       COMPENSATION        EQUITY
                                       ------------    -----------     -------------   -------------   -------------

Balance at December 31, 1992           $ 15,428,118    $        --     $(10,142,525)    $(201,591)     $  5,264,679

Issuance of Series C convertible
    preferred stock                      14,209,810                                                      14,252,916
Issuance of common stock pursuant
    to initial public offering           44,049,187                                                      44,083,687
Conversion of preferred stock into
    common stock                             75,329                                                              --
Issuance of common stock                  4,995,611                                                       5,000,000
Issuance of common stock pursuant
     to subsequent public offering       59,619,468                                                      59,648,558
Issuance of stock pursuant to
    exercise of options                     301,948                                                         302,924
Compensation expense related to                                                            62,500            62,500
    common stock option
Net loss                                                                (12,281,956)                    (12,281,956)
                                       ------------    -----------     ------------     ---------      ------------
Balance at December 31, 1993            138,679,471             --      (22,424,481)     (139,091)      116,333,308

Issuance of common stock                  1,998,067                                                       1,999,555
Issuance of stock pursuant to
    exercise of options                     631,499                                                         634,262
Compensation expense related to
    common stock option                                                                    66,171            66,171
Valuation allowance for
    short-term investments                              (2,328,784)                                      (2,328,784)
Net loss                                                                (14,569,255)                    (14,569,255)
                                       ------------    -----------     ------------     ---------      ------------
Balance at December 31, 1994            141,309,037     (2,328,784)     (36,993,736)      (72,920)      102,135,257

Issuance of common stock                  3,199,056                                                       3,200,447
Issuance of stock pursuant to
    exercise of options                   1,785,843                                                       1,790,091
Issuance of stock pursuant to
    employee stock purchase plan            306,850                                                         307,020
Compensation expense related to
    common stock options                     40,935                                        62,496           103,431
Valuation allowance for
    short-term investments                               2,017,621                                        2,017,621
Net income                                                                  354,789                         354,789
                                       ------------    -----------     ------------     ---------      ------------
Balance at December 31, 1995           $146,641,721    $  (311,163)    $(36,638,947)    $ (10,424)     $109,908,656
                                       ============    ===========     ============     =========      ============


   The accompanying notes are an integral part of these financial statements.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                               1995                1994                  1993
                                                                               ----                ----                  ----

Cash flows from operating activities:
 Net income (loss)                                                         $   354,789         $(14,569,255)         $(12,281,956)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                             4,874,191            3,694,839             1,702,748
   Equity income from affiliate                                               (834,294)                --                    --
   Compensation expense related to common stock options                        103,431               66,171                62,500
   Decrease (increase) in accounts receivable                                   20,339             (220,818)           (1,717,379)
   Increase in accounts receivable from affiliate                          (15,193,231)            (218,965)                 --
   Increase in prepaid expenses and other current assets                      (611,613)            (602,581)             (805,717)
   Decrease (increase) in other assets                                          74,009              399,500               (16,000)
   Increase (decrease) in accounts payable                                  11,371,244              426,519               (28,996)
   Increase in accrued expenses                                                383,112              774,900               333,435
   Increase (decrease) in accrued interest                                     (16,383)             733,259                67,565
   Increase (decrease) in deferred revenue from affiliate                     (499,999)           4,583,333            (1,900,000)
   Increase in deferred income from affiliate                                2,459,918                 --                    --
                                                                           -----------         ------------          ------------
       Net cash provided by (used in) operating activities                   2,485,513           (4,933,098)          (14,583,800)
                                                                           -----------         ------------          ------------

Cash flows from investing activities:
  Expenditures for fixed assets                                            (21,114,446)          (7,518,420)           (6,992,215)
  Purchase of intangible assets                                             (1,368,290)            (644,630)           (1,073,505)
  Redemption (purchase) of short-term investments, net                      10,518,819          (18,574,339)          (69,978,279)
  Decrease (increase) in restricted cash and investments                     2,438,633           (9,285,850)             (275,000)
                                                                           -----------         ------------          ------------
      Net cash used in investing activities                                 (9,525,284)         (36,023,239)          (78,318,999)
                                                                           -----------         ------------          ------------

Cash flows from financing activities:
  Proceeds from issuances of preferred stock, net                                 --                   --              14,252,916
  Proceeds from issuances of common stock, net                               2,097,111              634,262           109,035,169
  Proceeds from issuance of long-term debt, net                                   --             20,022,629             1,944,000
  Principal repayments of long-term debt                                      (476,367)            (172,671)             (118,638)
                                                                           -----------         ------------          ------------
      Net cash provided by financing activities                              1,620,744           20,484,220           125,113,447
                                                                           -----------         ------------          ------------
Increase (decrease) in cash and cash equivalents                            (5,419,027)         (20,472,117)           32,210,648
Cash and cash equivalents at beginning of year                              12,063,883           32,536,000               325,352
                                                                           -----------         ------------          ------------
Cash and cash equivalents at end of year                                   $ 6,644,856         $ 12,063,883          $ 32,536,000
                                                                           ===========         ============          ============

Additional disclosure of non-cash investing and financing activities:
  Purchase of fixed assets under capital leases                            $      --           $    453,555          $       --
                                                                           ===========         ============          ============
  Issuance of common stock in exchange for engineering services            $ 3,200,447         $  1,999,555          $       --
                                                                           ===========         ============          ============

Supplemental disclosure of cash flow information:
  Interest paid                                                            $ 1,759,770         $    182,544          $     92,668
                                                                           ===========         ============          ============


   The accompanying notes are an integral part of these financial statements.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF BUSINESS

Molten Metal Technology, Inc. (the "Company") is an environmental technology company commercializing pollution prevention and waste recycling methods that are broadly applicable to a wide variety of hazardous, non-hazardous and radioactive wastes. The Company developed its core technology, Catalytic Extraction Processing ("CEP"), to dissolve waste compounds to their constituent elements in a molten metal bath and reconfigure the elements into useful raw materials. The Company has developed a number of CEP applications to address specific waste problems and recently started up its first commercial facilities.

Revenue to date consists of fees charged for the engineering and construction of CEP systems, for the performance of Technical Development Programs ("TDPs") and from license fees. TDPs provide a customer with the opportunity to evaluate the performance of CEP on a specific waste stream prior to commitment for a full-scale CEP system.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MMT Federal Holdings Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made for consistent presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents and Short-term Investments

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, U.S. treasury bills and high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 31, 1995 and 1994, all of the Company's cash equivalents are classified as held to maturity and all costs approximate fair value.

Short-term investments consist of high grade commercial paper, U.S. government securities and commercial bonds with original maturities of greater than three months and mutual funds that invest in government securities. At December 31, 1995 and 1994, all of the Company's short-term investments are classified as available-for-sale. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as part of stockholders' equity. The following table summarizes short-term investments as of December 31, 1995:

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Amortized Cost        Unrealized Losses              Market Value
                                                  --------------        -----------------              ------------
U.S. government securities
(Maturities less than 3 years)                       $37,735,706               $(214,553)               $37,521,153
Commercial paper and corporate bonds
(Maturities less than 3 years)                        42,206,851                 (96,610)                42,110,241
                                                     -----------               ---------                -----------
                                                     $79,942,557               $(311,163)               $79,631,394
                                                     ===========               ==========               ===========


The following table summarizes short-term investments as of December 31, 1994:

                                                  Amortized Cost       Unrealized Losses               Market Value
                                                  --------------       -----------------               ------------

U.S. government securities
(Maturities less than 3 years)                       $49,212,579             $(1,321,891)               $47,890,688
Corporate bonds
(Maturities less than 3 years)                        41,248,797              (1,006,893)                40,241,904
                                                     -----------             -----------                -----------
                                                     $90,461,376             $(2,328,784)               $88,132,592
                                                     ===========             ============               ===========

The proceeds from sales of available-for-sale securities during the years ended December 31, 1995 and 1994 were approximately $23 million and $2 million, respectively. Gross realized gains or losses on these sales were immaterial.

Restricted Cash and Investments

Restricted cash and investments include certificates of deposit, money market funds, treasury bills, commercial paper and U.S. government bonds that mature in less than one year. At December 31, 1995 and 1994, the Company's restricted cash and investments are classified as held-to-maturity and are recorded at amortized cost which approximates fair value. At December 31, 1995 and 1994, the balances in restricted cash and investments consist of $6,847,217 and $9,285,850, respectively, held in trust funds required in connection with the issuance of tax-exempt bonds (Note 5) and $585,600 required as security for letters of credit (Notes 4 and 5).

Revenue Recognition

Revenue from TDPs and engineering and construction services is recognized as services are rendered. Revenue from fixed fee contracts is recognized on a percentage of completion basis, based on contract costs incurred to date compared with total estimated contract costs. Revenue from license fees is recognized when the Company becomes contractually entitled to receipt of the fees and upon fulfillment of any significant obligations. Revenue under cost-sharing contracts with the U.S. government is recorded as costs are incurred and fees are earned. Payments received in excess of amounts recognized as revenue are recorded as deferred revenue.

Accounts Receivable

Accounts receivable consist of amounts due to the Company under commercial and government contracts. At December 31, 1995 and 1994, the balances include $1,628,227 and $1,938,197 (of which $1,838,197 was unbilled at December 31,
1994), respectively, due from cost-sharing arrangements with the U.S. government. Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to the U.S. government as of December 31, 1994. These amounts became billable in 1995 upon receipt of a unilateral change order from the U.S. government.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms. Maintenance and repair expenditures are charged to expense as incurred.

Intangible Assets

Intangible assets include costs associated with obtaining patents, trademarks, permits and engineering drawings. These costs are amortized using the straight-line method over the estimated useful lives or, in the case of patents, trademarks and permits, over the shorter of the legal terms or the estimated economic lives.

Impairment of Long-Lived Assets

The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset may not be recoverable. If such an event or change in circumstance occurs, the Company will evaluate whether the carrying amount of such assets is recoverable by comparing the net book value of the assets to estimated future undiscounted cash flows, excluding interest charges, attributable to such assets. If it is determined that the carrying amount is not recoverable, the Company will recognize an impairment loss equal to the excess of the carrying amount of the asset over the estimated future cash flows attributable to such assets.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income (Loss) Per Share and Supplementary Net Loss Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants (Notes 7, 9 and 13). Common share equivalents have been excluded from weighted average number of common shares in loss periods since their effect is anti-dilutive.

It was a condition of the Company's initial public offering that all the preferred stock be converted into common stock. The net loss per share information for the year ended December 31, 1993 has been calculated to reflect the conversion of preferred stock as of its actual date of conversion. Supplementary net loss per share information for the year ended December 31, 1993 is presented to reflect the conversion of preferred stock as if it occurred on the later of the first day of the period or the date of issuance of the preferred stock .

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3--FIXED ASSETS


Fixed assets consist of the following:
                                                                                              December 31,
                                                              Estimated useful       -------------------------------
                                                                life (years)            1995                1994
                                                                ------------            ----                ----

CEP  units                                                          5-7              $13,834,177         $12,464,231
Leasehold improvements                                              3-10               5,366,501           5,216,523
Furniture and equipment                                              5                 5,385,923           3,823,668
Furniture and equipment held under capital leases                    5                   453,555             453,555
Machinery and equipment                                              5                 1,336,442           1,125,933
Construction in progress                                             -                17,769,631              64,452
                                                                                     -----------         -----------
                                                                                      44,146,229          23,148,362
Less--Accumulated depreciation and amortization                                       (9,466,839)         (5,028,131)
                                                                                     -----------         -----------
                                                                                     $34,679,390         $18,120,231
                                                                                     ===========         ===========


Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $482,149 in 1995.

Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was approximately $4,555,000, $3,362,000 and $1,405,000, respectively. Depreciation expense relating to furniture and equipment held under capital leases for the years ended December 31, 1995 and 1994 was approximately $91,000 and $45,000, respectively.

NOTE 4--INTANGIBLE ASSETS


Intangible assets consist of the following:


                                                Estimated                    December 31,
                                               useful life            --------------------------
                                                 (years)                1995             1994
                                                 -------                ----             ----

Patents and trademarks                            10-17               $2,480,603      $1,935,667
Engineering drawings                               1-2                    69,178         311,889
Permits                                            1-10                1,455,589         632,236
                                                                      ----------      ----------
                                                                       4,005,370       2,879,792
Less--Accumulated amortization                                          (503,690)       (477,783)
                                                                      ----------      ----------
                                                                      $3,501,680      $2,402,009
                                                                      ==========      ==========


During 1993, the Company was granted a recycling permit for its research, development, testing and demonstration facility in Fall River, Massachusetts (the "Fall River Facility"). In conjunction with obtaining this permit, the Company obtained a $100,000 letter of credit to cover potential environmental liability, if any, incurred upon the closure of the Fall River Facility.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5--LONG-TERM DEBT


Long-term debt consists of the following:


                                                                       December 31,
                                                                       ------------
                                                                    1995          1994
                                                                    ----          ----

Tax-exempt bonds                                                $21,000,000    $21,000,000
Loan agreements                                                   1,827,333      1,867,333
Notes payable                                                                      285,182
                                                                    -
Capital lease obligations, including current portion
  portion of $155,043  (Note 13)
                                                                    251,672        402,857
                                                                -----------    -----------
                                                                 23,079,005     23,555,372
Less--Current portion                                              (195,043)      (480,225)
                                                                -----------    -----------
                                                                $22,883,962    $23,075,147
                                                                ===========    ===========


The fair value of long-term-debt, including current portion, approximates the carrying value at December 31, 1995 and 1994. Rates currently available to the Company for debt with similar terms are used to estimate fair value of existing debt.

Tax-Exempt Bonds

In 1994, the Company completed a tax-exempt bond financing in connection with its Fall River Facility. Pursuant to the financing, the Company entered into a loan agreement with the Massachusetts Industrial Finance Agency which issued $21,000,000 aggregate principal amount of its Solid Waste Disposal Facility Revenue Bonds. The bonds are payable in annual sinking fund installments beginning in 1998 and ending in 2014 and bear interest at 8.25% per annum payable semi-annually. The loan agreement requires compliance with certain covenants which include restrictions on future indebtedness, profitability and consolidations or mergers. In connection with the issuance, the Company has received approximately $14,000,000 in cash for qualified expenditures through December 31, 1995 and approximately $7,000,000 in restricted cash and short-term investments that will be used to fund future qualified expenditures. Unamortized debt issuance costs at December 31, 1995 and 1994 were $906,134 and $956,419, respectively. These costs are being amortized over the term of the debt using the effective interest rate method.

Loan Agreements

In 1993, the Company borrowed $1,944,000 from the Town of Fall River, Massachusetts pursuant to certain loan agreements. The loans bear interest at an effective annual rate of 8.5%, payable in monthly or semi-annual installments. The loans are due in August 1997 and are secured by certain equipment and a letter of credit in the amount of $210,000 (Note 2).

Notes Payable

In 1992, the Company purchased certain intangible assets, including patented technology to be used in the Company's CEP technology, from a company for $535,000, of which $259,000 was paid at the closing with the balance payable by a non-interest bearing note which was paid in three annual installments ending in June 1995. The related discount on the note payable of approximately $30,000 was amortized using the effective interest method over the term of the note. The agreement also provides for a contingent payment of $500,000 (Note 13).

In 1993, the Company purchased additional patented technology for $325,000, of which $100,000 was

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



paid at the closing with the balance payable by a non-interest bearing note that was paid in 1995. In connection with amounts that were due under the asset purchase and consulting agreements, the Company obtained a $275,000 letter of credit which expired in January 1996 (Note 2).

Maturities of Long-Term Debt


The amount of long-term debt, including sinking fund installment requirements and excluding capital lease obligations, maturing in the next five years is as follows:

1996                        $   40,000
1997                         1,784,000
1998                           603,333
1999                           700,000
2000                           700,000


Line of Credit

In 1994, the Company entered into a revolving line of credit agreement with a bank. The agreement provides for a maximum of $1.5 million to be borrowed and repaid upon demand. Interest accrues at the bank's prime rate plus .50% and is payable monthly. As of December 31, 1995, the Company has not borrowed against the line of credit.

NOTE 6--RELATED PARTY TRANSACTIONS

Technology Purchase Agreement

During 1990, the Company purchased the rights to patented technologies related to CEP from an employee and a member of the Company's Technical Advisory Board for $1,500,000. The purchased technology was expensed as research and development in process and the Company recorded a corresponding liability for $1,500,000. The amount is payable in annual payments of 25% of the Company's pre-tax profits, as defined; however, the Company may elect to accelerate the payments.

NOTE 7--PREFERRED STOCK

Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

In connection with the issuance of preferred stock in 1993, the Company issued a warrant to the placement agent to purchase up to 129,317 shares of Series C convertible preferred stock at $3.52 per share. This warrant converted into a warrant to purchase up to 43,105 shares of common stock at $10.56 per share upon completion of the Company's initial public offering. This warrant expires in January 1998.

NOTE 8--RETIREMENT SAVINGS PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions were authorized during the years ended December 31, 1995 , 1994 and 1993.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9--STOCK OPTIONS AND STOCK AWARD PLAN

Nonqualified Stock Options


Prior to 1995, the Company granted nonqualified stock options to members of its Technical Advisory Board. Transactions relating to these options for the two years ended December 31, 1995 are summarized as follows:

                                                    Number          Price range
                                                  of shares           per share
                                                  ---------           ---------

Outstanding at December 31, 1992                   104,328          $3.00-$13.25
  Exercised                                             --                    --
Outstanding at December 31, 1993                   104,328          $3.00-$13.25
  Exercised                                        (21,499)               $ 3.00
Outstanding at December 31, 1994                    82,829          $3.00-$13.25
  Exercised                                         (8,416)               $ 3.00
                                                   -------
Outstanding at December 31, 1995                    74,413          $3.00-$13.25
                                                   =======


At December 31, 1995 and 1994, options to purchase 71,496 and 68,245 shares, respectively, were exercisable.

1989 Long-Term Incentive Plan

In 1989, the Company adopted the 1989 Long Term Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company. The Plan allows for the issuance of up to 8,299,383 shares of common stock through November 1999. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for options granted to holders of more than 10% of the voting stock of the Company).

During 1992, the Company granted options to a Director to purchase 208,333 shares of common stock at $0.60 per share under the Plan. The Company has recorded deferred compensation expense based on the difference between the fair value of the common stock, as determined by the Board of Directors on the date of grant, and the exercise price. Deferred compensation related to the option is being amortized over the vesting period.

In 1993, the Board of Directors of the Company amended the Plan to provide for the automatic grant of stock options (the "Automatic Grants") to directors who are not officers or employees of the Company ("Non-Employee Directors"). Each Automatic Grant will be made to any Non-Employee Director who is elected or reelected to the Board of Directors, will be for 25,000 shares of common stock, will vest over 20 quarters and will be exercisable at the fair market value as of the date of the Automatic Grant. Non-Employee Directors may not receive more than one Automatic Grant pursuant to the Plan. Certain directors are not eligible under the Plan to receive any Automatic Grants.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of option activity under the Plan is as follows:

                                                            Number            Price range
                                                          of shares            per share
                                                          ---------            ---------

Outstanding at December 31, 1992                          4,741,190         $ 0.03-$ 6.90
  Granted                                                   556,730         $ 0.60-$26.50
  Exercised                                                  (4,549)        $ 0.60-$19.50
  Canceled                                                  (59,314)        $ 0.60-$20.50
Outstanding at December 31, 1993                          5,234,057         $ 0.03-$26.50
  Granted                                                   923,169         $16.63-$29.00
  Exercised                                                (233,000)        $ 0.03-$19.50
  Canceled                                                 (101,162)        $ 0.60-$28.68
Outstanding at December 31, 1994                          5,823,064         $ 0.03-$29.00
  Granted                                                   591,886         $14.13-$38.50
  Exercised                                                (416,376)        $ 0.03-$26.00
  Canceled                                                 (179,193)        $ 3.00-$27.75
                                                          ---------
Outstanding at December 31, 1995                          5,819,381         $ 0.03-$38.50
                                                          =========


At December 31, 1995 and 1994, options to purchase 4,098,419 and 2,635,707 shares, respectively, were exercisable and options for 1,736,077 and 648,770 shares, respectively, were available for future grant under the Plan.

1992 Restricted Common Stock Award Plan

In 1992, the Company adopted the 1992 Restricted Common Stock Award Plan (the "1992 Plan") which provides for the award of common stock to employees. The 1992 Plan provides for the issuance of up to 4,500 shares of common stock through December 2002. The Board of Directors determines the number of shares awarded and the vesting period. In December 1992, the Company granted awards totaling 4,355 shares of common stock pursuant to this plan. During 1993, 134 of these shares were canceled and the remaining 4,221 shares became vested.


1993 Employee Stock Purchase Plan

In 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 500,000 shares of common stock are reserved for issuance to eligible employees at a purchase price of 85% of the lower of the closing price at the beginning or end of the one year option period. Stock acquired through the 1993 Plan is subject to restrictions on transferability for one year after issuance. Payment for the shares to be purchased is made through payroll deductions, which may not exceed 15% of an employee's base compensation. In addition, no employee may purchase shares in any one year having a market value (determined at the beginning of the one year option period) greater than $25,000. Pursuant to the 1993 Plan, 17,000 shares were purchased at $18.06 per share during 1995 and 21,818 shares were purchased at $14.45 during 1994.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company intends to adopt SFAS 123 through disclosure only in 1996.

NOTE 10--MAJOR CUSTOMERS

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the year ended December 31, 1995, revenue from two different customers totaled approximately $30,568,000 and $13,162,000, or approximately 69% and 30% of revenue, respectively.

During the year ended December 31, 1994, revenue from two different customers totaled approximately $10,838,000 and $3,136,000, or approximately 75% and 22% of revenue, respectively.

During the year ended December 31, 1993, revenue from four different customers totaled approximately $2,200,000, $1,228,000, $600,000 and $455,000, or
approximately 47%, 26%, 13% and 10% of revenue, respectively.

NOTE 11--INCOME TAXES


Components of deferred taxes consist of the following:

                                                                  December 31,
                                                           1995                 1994
                                                           ----                 ----

Assets:
Net operating loss and tax credit carryforwards        $ 18,235,000         $ 16,413,000
Accrued expenses                                            405,000               92,000
Deferred compensation                                       121,000               96,000
Deferred revenue                                          2,617,000            1,833,000
Due to related parties
                                                            590,000              590,000
                                                       ------------         ------------
    Gross deferred tax asset                             21,968,000           19,024,000
Deferred tax asset valuation allowance                  (20,972,000)         (17,986,000)
                                                       ------------         ------------
                                                            996,000            1,038,000
Liabilities:
Depreciation and amortization                              (996,000)          (1,038,000)
                                                       ------------         ------------
                                                                 --                   --
                                                       ============         ============


The Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits cannot be reasonably assured as of the end of each related year. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves sustained profitability, these deferred tax assets would be available to offset future income taxes, subject to potential limitation relating to ownership changes as discussed below. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.


At December 31, 1995, the Company has net operating loss carryforwards available to reduce taxable income and research and development tax credit carryforwards available to reduce future tax liabilities which expire as follows:

                                                                 Research and
       Year of                         Net operating            development tax
      expiration                     loss carryforwards      credit carryforwards
      ----------                     ------------------      --------------------

         2005                            $   349,000              $    4,000
         2006                                103,000                  20,000
         2007                              6,288,000                 150,000
         2008                             16,569,000                 355,000
         2009                             15,123,000                 396,000
         2010                              4,059,000                 314,000
                                         -----------              ----------
               Total                     $42,491,000              $1,239,000
                                         ===========              ==========

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A portion of the net operating loss carryforward totaling approximately $14,235,000, relating to deductions for incentive stock option disqualifying dispositions and exercises of non-qualified stock options, will be credited to additional paid-in capital upon realization. Ownership changes, as defined in the Internal Revenue Code, resulting from the issuances of stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liability. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant ownership changes could further limit the utilization of these carryforwards in future years.

NOTE 12--INVESTMENT IN JOINT VENTURE

In 1994, the Company entered into a series of related agreements with Martin Marietta Corporation ("MMC"). In 1995, MMC merged into Lockheed Martin Corporation ("LMC") with LMC as the surviving corporation. Pursuant to these agreements (the "LMC Agreements"), the Company and LMC formed a Delaware limited partnership, M4 Environmental L.P., ("M4" or "affiliate") to commercialize CEP to service the environmental remediation, waste management, decontamination, decommissioning, chemical and biological demilitarization, pollution prevention and waste minimization needs of the U.S. Department of Defense, the U.S. Department of Energy and the United States Enrichment Corporation (the "Market"). The Company and LMC, through wholly-owned subsidiaries, each own a 49.5% limited partnership interest in M4 and a 50% interest in the corporation acting as the 1% general partner in M4. The Company is accounting for its investments in the limited partnership and the corporation acting as the general partner using the equity method.

Pursuant to the LMC Agreements, LMC has agreed, through its wholly-owned subsidiary (the "LMC Subsidiary"), to fund M4's operations through August 1, 1999, including license fees payable to the Company and any equity required in order to obtain project financing for a CEP plant. However, this funding obligation is limited to $20,000,000 in any fiscal year and $50,000,000 over the life of M4 (including the license payments to the Company guaranteed by LMC, as described below). In addition, LMC has agreed, through the LMC Subsidiary, to provide guaranties of any project or third party financing obtained for the development of CEP plants by M4. M4 will pay the LMC Subsidiary an annual fee in the amount of 2% of the average amount of guaranteed debt outstanding. The LMC Subsidiary may, during an annual period relating to M4's review of its business plan, terminate its obligation to provide additional debt guaranties. If the LMC Subsidiary terminates this obligation, the Company has the right to terminate M4.

Pursuant to the LMC Agreements, the Company has granted M4 an exclusive license, subject to certain exceptions, to use the CEP technology for the Market and to sublicense the CEP technology to qualified third parties for use in the Market for a period of 25 years. In 1995 and 1994, M4 paid the Company $6,500,000 and $7,500,000, respectively, in license fees. Due to obligations of the Company pursuant to the LMC Agreements, the Company is recognizing revenue and income on the $6,500,000 and $7,500,000 license fees over the two year period beginning in August 1994, the period over which those obligations will be fulfilled. During 1995 and 1994, the Company recognized approximately $7,000,000 and $2,917,000, respectively, in revenue relating to the license fees. M4 is also obligated to pay $2,000,000 in license fees upon the start-up of each of the first three CEP plants developed by M4 or its sublicensees. At December 31, 1995, the first $2,000,000 license fee for the start-up of a CEP plant was earned and is included in accounts receivable from affiliate. All of the foregoing license fees have been guaranteed by LMC. In addition, M4 will pay the Company an ongoing royalty of 2% (or, in certain limited cases, 3.5%) of M4's revenues from activities related to CEP, with the total amount paid in any year not to exceed 50% of M4's cash flow (generally defined as net income or loss plus amortization, depreciation and other non-cash charges and after reasonable reserves), with any unpaid royalty to be deferred until M4 has sufficient cash flow.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company has also agreed to provide research and development and certain other technical services to M4 and its sublicensees and to sell certain CEP systems and components to M4 and its sublicensees, at specified rates. During
1995 and 1994, the Company recognized revenue of approximately $21,568,000 and $219,000, respectively, relating to such services and sales which consist of the following:

                                                             1995                             1994
                                                             ----                             ----

Engineering and construction services                     $20,265,000                       $     --
Research, development and consulting services               1,303,000                       $219,000
                                                          -----------                       --------
                                                          $21,568,000                       $219,000
                                                          ===========                       ========


During 1995 and 1994, the Company recognized cost of revenue of approximately
$21,203,000 and $219,000, respectively, relating to such services and sales which consist of the following:

                                                              1995                            1994
                                                              ----                            ----
Engineering and construction services                     $19,873,000                       $     --
Research, development and consulting services               1,330,000                       $219,000
                                                          -----------                        -------
                                                          $21,203,000                       $219,000
                                                          ===========                       ========


For items that are capitalized by M4, the portion of the gross profit representing the Company's ownership interest related to such sales has been deferred and will be recognized over the period the related assets are depreciated by M4. At December 31, 1995, approximately $2,460,000 is recorded as deferred income relating to such sales and is included in cost of revenue from affiliate.


The Company accounts for its investment in M4 using the equity method and at December 31, 1995, the balance of the investment in M4 is approximately $834,000 and is included in other assets. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC will share equally in the profits or losses of M4.
During 1995, the Company recognized approximately $834,000 in equity income from M4, reflecting the Company's share of revenues earned by M4. Condensed financial information of M4 at December 31, 1995 and for the year then ended is summarized below:

Current assets                                   $  4,529,000
Non-current assets                               $ 41,009,000
Total liabilities                                $ 19,344,000
Partners' capital                                $ 26,194,000
Revenue                                          $  1,510,000
Net loss                                         $(11,993,000)


M4's term is until July 1, 2019. However, M4 may be terminated by LMC in 1998 in the event certain technical goals are not met and by the Company in 1998 in the event certain commercial goals are not met.

NOTE 13--COLLABORATIVE AGREEMENTS AND COMMITMENTS AND CONTINGENCIES

Agreement with the Electric Power Research Institute, Inc.

In July of 1995, the Company entered into an agreement with the Electric Power Research Institute, Inc. ("EPRI"), a nonprofit organization dedicated to fostering research and development of technologies that support the electric power industry. Pursuant to the agreement, EPRI agreed to fund certain research and

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



development programs and to provide marketing and financing support for future CEP projects. In exchange for the marketing and financing support, EPRI received a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $23.375 per share. The warrant will vest in increments if, as a result of the agreement with EPRI, the Company closes a contract for a CEP plant for which EPRI has provided minimum levels of funding and upon customer acceptance of such plants. The warrant expires on July 7, 2015.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 57 Topic 5-K, an expense is to be recorded by the Company in the amount equal to the aggregate difference between the exercise price of the warrant and the market price of the common stock as of the dates the warrant vests. This expense, if any, will be recognized as the warrant vests. The Company has not recorded any expense related to these warrants through December 31, 1995.

Collaborative Relationship with Rollins Environmental Services, Inc.

In 1991, the Company entered into a joint development and commercialization agreement with Rollins Environmental Services, Inc. ("Rollins"). The agreement provides that the Company will analyze the application of CEP to specific Rollins waste streams for fees based on the hours worked by the Company.

In 1992, the agreement was superseded. Under the revised terms, Rollins agreed to pay the Company $50,000 per month for two years beginning September 1, 1992. In consideration for these payments, the Company provided research and development and other services to Rollins and Rollins obtained an option to license the Company's technology for CEP systems at any of Rollins' three waste processing facilities existing on September 1, 1992. If Rollins decides to license a CEP system at any of these existing facilities, Rollins will be entitled to set off against payments due to the Company all amounts paid under the original and amended agreements, provided that in any year, no reduction shall exceed 25% of the amounts payable by Rollins to the Company. Such right of set off is conditioned on the commercialization and licensing of a CEP system at one of Rollins' three facilities existing on September 1, 1992. Revenue of $400,000 and $600,000 was recognized under the revised agreement during 1994 and 1993, respectively.

Development Services Agreement with Fluor Daniel Environmental Services, Inc.

In 1992, the Company entered into a Development Services Agreement with Fluor Daniel Environmental Services, Inc. ("Fluor Daniel"), an affiliate of Fluor Daniel, Inc., an international engineering and construction firm. Under the terms of the agreement, Fluor Daniel provided $1.2 million in feasibility studies, designs, cost estimation and other services in support of commercial plant evaluations, designs, front-end engineering and other services for potential CEP applications during 1992 and 1993. During 1994, Fluor Daniel exercised its option to invest the $1.2 million in shares of common stock, par value $.01 ("Common Stock") of the Company at an agreed upon price of $10.56 per share. Also during 1994, Fluor Daniel and the Company extended the agreement for up to five years. Pursuant to this agreement, Fluor Daniel provided an additional $4 million in services to the Company during 1994 and 1995. In consideration for such services, Fluor Daniel received additional Common Stock of the Company at a price equal to the average market price of the stock in the 10 trading days prior to the end of each calendar quarter during which the services were provided. In addition, during the term of the agreement, Fluor Daniel shall be the primary provider of engineering, procurement, construction and implementation services for CEP plants owned and operated by the Company and shall be entitled to receive project fees based upon the cost of such services for specific CEP facilities managed by Fluor Daniel. The Company will be obligated to pay Fluor Daniel 2% of certain licensing fees and royalty payments received by the Company during the term of the agreement as a result of the licensing of CEP technology.

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the years ended December 31, 1995, 1994 and 1993, Fluor Daniel provided $2,542,000, $1,158,000, and $1,310,000, respectively, in services to the Company under this agreement. During the years ended December 31, 1995 and 1994, Fluor Daniel received 139,098 and 148,719 shares of Common Stock of the Company, respectively, for payment of services performed under the agreement.

Sales Representative Agreement with Am-Re Services, Inc.

In 1991, the Company entered into a sales representative agreement with Am-Re Managers, Inc., which was assigned to and assumed by Am-Re Services, Inc. ("Am-Re Services"). Pursuant to this agreement, the Company appointed Am-Re Services as its non-exclusive sales representative for a three-year term in return for consulting fees of $100,000 per month. In consideration for these fees, the Company provided support efforts to Am-Re Services in marketing the Company's technology. Because the Company received consulting fees and was also obligated to pay Am-Re Services a commission upon the sale of a CEP system to a third party, the Company recorded the payments received as deferred revenue.

In 1993, the Company entered into a set of related agreements with American Reinsurance Company and Am-Re Services. The new agreements supersede the original Sales Representative Agreement between the Company and Am-Re Services and relieved the Company from any sales commission liability to Am-Re Services, and relieved Am-Re Services of the obligation to pay future consulting fees to the Company. In addition, the Company was obligated to perform certain services to Am-Re Services through December 31, 1993. The Company recognized the previously deferred revenue as the services were performed. During 1993, $2,200,000 was recognized as revenue in the accompanying statement of operations.

Also pursuant to the new agreements, American Reinsurance Company purchased 438,885 shares of unregistered common stock for $5 million. In addition, Am-Re Services agreed to provide services to the Company relating to obtaining environmental impairment liability insurance and project financing for the first five commercial CEP facilities to be developed by the Company. In exchange for providing these services, and subject to certain vesting requirements, Am-Re Services was granted a warrant (the "Insurance Warrant") to purchase up to 125,000 shares of common stock at $12.25 per share and a second warrant (the "Project Finance Warrant") to purchase up to 250,000 shares of common stock (of which 200,000 shares may be purchased at $12.25 per share and 50,000 shares at $18.37 per share). The Insurance Warrant vests according to a schedule based upon the Company obtaining acceptable environmental impairment insurance for the first five CEP facilities developed by the Company. The Project Finance Warrant vests according to a schedule based upon the Company obtaining acceptable project financing by or through Am-Re Services for the first five CEP plants which are developed by the Company and require project financing. The Insurance Warrant and the Project Finance Warrant expire in 2013. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 57 Topic 5-K, an expense is to be recorded by the Company in the amount equal to the aggregate difference between the exercise price of the warrants and the market price of the common stock as of the dates the warrants vest. This expense, if any, will be recognized over the term of the environmental impairment insurance or project financing that causes vesting of the applicable warrant. The Company has not recorded any expense related to these warrants through December 31, 1995.

Collaborative Relationship with E.I. Du Pont de Nemours and Company

Pursuant to an agreement dated October 25, 1991, E.I. Du Pont de Nemours and Company ("Du Pont") agreed to provide $1,500,000 to the Company for the design and development of the Fall River Facility.

In consideration for the funding provided, Du Pont has received a right for priority usage of the facility for the five-year period beginning in September 1993. The Company will receive consideration from Du Pont at market rates for such priority usage. Subject to the terms of the agreement, if the Company gains

                  MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



or has gained a commercial installation for a specified waste stream with a right to receive royalties, tolling income or their equivalent by December 31, 1997, the Company will be obligated to repay the $1,500,000.

The obligation of the Company to repay Du Pont is conditioned on the commercialization and sale of CEP systems for specified waste streams. In the event that such CEP systems are not commercialized, the Company shall have no obligation to repay Du Pont.

Contingent Payment Related to Purchase of Intangible Assets

Pursuant to an agreement to purchase certain intangible assets (Note 5), if the Company constructs and operates, or licenses to a third party to construct and operate, a coal gasification system that uses a molten metal bath as the reaction medium, then after the first year of profitable commercial operation of such system, the Company will pay $500,000 to the seller of the intangible assets. Such payment will be required only if the plant is completed prior to December 31, 1998.

Leases


The Company leases equipment and office space under noncancelable operating leases which expire on various dates through 2004. The Company also leases certain fixed assets under noncancelable capital leases which expire on various dates through 1997. Future minimum payments under these leases are as follows:


                                                        Operating                           Capital
Year                                                     Leases                             Leases
----                                                     ------                             ------

1996                                                  $ 2,525,000                           177,000
1997                                                    2,916,000                           118,000
1998                                                    2,943,000                              -
1999                                                    2,351,000                              -
2000                                                    2,045,000                              -
Thereafter                                              6,589,000                              -
                                                      -----------                          --------
Total minimum lease payments                          $19,369,000                           295,000
                                                      ===========
Less--Amount representing interest                                                          (43,000)
                                                                                           --------
Present value of minimum lease payments                                                    $252,000
                                                                                           ========


Total rent expense under noncancelable operating leases was $1,389,000, $1,022,000 and $515,000 during the years ended December 31, 1995, 1994 and 1993, respectively. In March 1996, the Company entered into an operating lease for additional office space. Amounts representing future minimum payments under the lease are included above.

                              M4 ENVIRONMENTAL L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994
                                      WITH
                        REPORT OF INDEPENDENT ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
M4 Environmental L.P.

We have audited the accompanying balance sheets of M4 Environmental L.P. (a development stage enterprise) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the period from inception (August 8, 1994) through December 31, 1995 (cumulative), the year ended December 31, 1995 and the period from inception through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M4 Environmental L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the period from inception (August 8, 1994) through December 31, 1995 (cumulative), the year ended December 31, 1995 and the period from inception through December 31, 1994, in conformity with generally accepted accounting principles.





Knoxville, Tennessee
February 23, 1996, except for the second paragraph of Note 8 as to which the date is March 15, 1996

M4 ENVIRONMENTAL L.P.
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


ASSETS                                                    1995                1994

Current assets:
  Cash and cash equivalents                           $ 4,260,257          $    31,600
  Prepaid expenses and other current assets               225,147               13,703
  Due from related parties                                 43,887              250,747
                                                      -----------          -----------

      Total current assets                              4,529,291              296,050
                                                      -----------          -----------

Property, plant and equipment, net                     26,894,764              429,152
                                                      -----------          -----------

Technology rights                                      16,000,000           14,000,000
Less accumulated amortization                          (1,885,714)            (466,666)
                                                      -----------          -----------

      Net technology rights                            14,114,286           13,533,334
                                                      -----------          -----------

      Total assets                                    $45,538,341          $14,258,536
                                                      ===========          ===========


LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable                                    $ 2,941,481          $   227,920
  Other accrued expenses                                1,299,146              124,480
  Due to related party                                 15,103,621            6,719,000
                                                      -----------          -----------

      Total liabilities                                19,344,248            7,071,400

Partners' capital                                      26,194,093            7,187,136
                                                      -----------          -----------

      Total liabilities and partners' capital         $45,538,341          $14,258,536
                                                      ===========          ===========

M4 ENVIRONMENTAL L.P.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (AUGUST 8, 1994) THROUGH DECEMBER 31, 1995 (CUMULATIVE),

  THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1994


                                           CUMULATIVE             1995                1994

Revenue                                   $ 1,510,000          $ 1,510,000          $     --

Operating expenses:
    General and administrative              7,444,408            6,116,959           1,327,449
    Research and development                5,856,169            5,856,169                --
    Depreciation and amortization           2,188,513            1,696,341             492,172
                                          -----------          -----------          ----------

         Loss from operations              13,979,090           12,159,469           1,819,621

Other expense (income):
    Other expense                               2,260                2,260                --
    Interest income                          (175,443)            (168,686)             (6,757)
                                          -----------          -----------          ----------

         Net loss                         $13,805,907          $11,993,043          $1,812,864
                                          ===========          ===========          ==========

M4 ENVIRONMENTAL L.P.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FORTHE PERIOD FROM INCEPTION (AUGUST 8, 1994) THROUGH DECEMBER 31, 1995 (CUMULATIVE),
  THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1994


Lockheed Martin Corporation, a 49.5% limited partner (Note 3)
    September 1, 1994                                                          $  7,573,500
    September 7, 1994                                                               950,000
    December 21, 1994                                                               400,000

M4 Environmental Management Inc.
    September 1, 1994                                                                76,500

Molten Metal Technology, Inc., a 49.5% limited partner (Note 3)                        -
                                                                               ------------

       Total capital contributions                                                9,000,000

Net loss                                                                         (1,812,864)
                                                                               ------------

Partners' capital, December 31, 1994                                              7,187,136
                                                                               ------------

Lockheed Martin Corporation, a 49.5% limited partnership (Note 3)
    January 1, 1995                                                               2,000,000
    April 7, 1995                                                                 3,500,000
    August 1, 1995                                                                3,000,000
    August 8, 1995                                                                6,500,000
    September 1, 1995                                                             4,000,000
    October 1, 1995                                                               4,000,000
    November 1, 1995                                                              4,000,000
    December 1, 1995                                                              4,000,000
                                                                               ------------

       Total capital contributions                                               31,000,000

Net loss                                                                        (11,993,043)
                                                                               ------------

Partners' capital, December 31, 1995                                           $ 26,194,093
                                                                               ============

M4 ENVIRONMENTAL L.P.
(A DEVELOPMENT STAGE ENTERPRISE)


STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (AUGUST 8, 1994) THROUGH DECEMBER 31, 1995 (CUMULATIVE),

  THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1994


                                                             CUMULATIVE             1995                 1994

Cash flows from operating activities:
   Net loss                                                $(13,805,907)        $(11,993,043)        $(1,812,864)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                         2,188,513            1,696,341             492,172
        Changes in assets and liabilities:
          Due from related parties                              (43,887)             206,860            (250,747)
          Prepaid expenses and other current assets            (225,147)            (211,444)            (13,703)
          Accounts payable                                    3,160,481            2,713,561             446,920
          Accrued expenses                                    1,299,146            1,174,666             124,480
          Due to related parties                               (219,000)            (219,000)               --
                                                           ------------         ------------         -----------

              Net cash used by operating activities          (7,645,801)          (6,632,059)         (1,013,742)
                                                           ------------         ------------         -----------

Cash used by investing activities:
   Acquisition of property, plant and equipment             (14,093,942)         (13,639,284)           (454,658)
   Purchase of technology rights                            (14,000,000)          (6,500,000)         (7,500,000)
                                                           ------------         ------------         -----------

              Net cash used by investing activities         (28,093,942)         (20,139,284)         (7,954,658)
                                                           ------------         ------------         -----------

Cash flows provided by financing activities:
   Capital contributions                                     40,000,000           31,000,000           9,000,000
                                                           ------------         ------------         -----------

Net increase in cash and cash equivalents                     4,260,257            4,228,657              31,600

Cash and cash equivalents, at beginning of period                  --                 31,600                --
                                                           ------------         ------------         -----------

Cash and cash equivalents, at end of period                $  4,260,257         $  4,260,257         $    31,600
                                                           ============         ============         ===========


Noncash investing and financing activities:
Acquisitions through due to related party:
     Technology rights                                     $       --           $  2,000,000         $ 6,500,000
     Property, plant and equipment                         $       --           $ 13,103,621         $      --

Supplemental cash flow information:
   Interest paid                                           $       --           $       --           $      --


M4 ENVIRONMENTAL L.P.
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS:

     M4 Environmental L.P. (the Partnership), a Delaware limited partnership, was formed on August 8, 1994. The purpose of the Partnership is to engineer, construct and operate facilities that will perform catalytic extraction processing (CEP) on a commercial basis for the Department of Defense, Department of Energy, and certain other markets. CEP is a technology for processing certain radioactive, hazardous and mixed wastes. The Partnership's activities to date relate primarily to obtaining capital, developing a business plan, market development, and constructing CEP facilities. Accordingly, for financial reporting purposes, the Partnership is considered to be a development stage enterprise (see Note 8).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION - The Partnership's revenue in 1995 consisted of contractual services performed primarily for one customer, United States Enrichment Corporation (USEC). The contract related to the demonstration by the Partnership of the feasibility of using CEP technology to treat certain of USEC's radioactive waste stockpiles. Based on the terms of this specific contract, the Partnership recognized revenue on a completion of milestone basis. The costs incurred by the Company under this contract are reflected in research and development expenses.

     MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments that are readily convertible to cash or that have a maturity date of three months or less when purchased to be cash equivalents. Such equivalents at December 31, 1995 and 1994, consist principally of overnight repurchase agreements. All of the Partnership's cash deposits and equivalents are maintained at local banks. The Partnership does not require collateral on the excess of its cash deposits or repurchase agreements over federal depository insurance coverage.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are being amortized over the minimum term of the relevant lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of major additions, replacements and improvements are capitalized; routine maintenance and repairs are charged to expense as incurred.

     CEP plant depreciable life is an estimate, and is based on management's knowledge and expectations about the highly technical requirements and anticipated useful life of such plant.

     Construction in progress consists of expenditures for CEP facilities in Oak Ridge, Tennessee. Such amounts include charges related to labor, materials and other costs required for these constructed assets, most of which are being supplied by MMT on a "turnkey" basis. A significant portion of the construction of such facilities was performed by one of the Partnership's limited partners.

     TECHNOLOGY RIGHTS - Technology rights relate to CEP technology and are recorded at cost. Such rights are being amortized using the straight-line method over ten years, which is the estimated useful life of such rights. Such useful life is an estimate and is subject to change based on, among other things, the existence/emergence of competing technologies and the perception/acceptance of the technology by the Partnership's targeted customer markets.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Partnership periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset may not be recoverable. If such an event or change in circumstance occurs, the Partnership will evaluate whether the carrying amount of such assets is recoverable by comparing the net book value of the assets to estimated future undiscounted cash flows, excluding interest charges, attributable to such assets. If it is determined that the carrying amount is not recoverable, the Partnership will recognize an impairment loss equal to the excess of the carrying amount of the asset over the estimated future cash flows attributable to such assets.

     INCOME TAXES - Under present income tax regulations, the Partnership pays no income taxes; any income or loss is included in the tax returns of the partners.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred. The costs of providing services to USEC in 1995 are reflected as research and development. Costs related to pilot, prototype or other facilities that will provide future benefits to the Partnership are capitalized as property, plant and equipment when incurred.


3.   COLLABORATIVE AND PARTNERSHIP AGREEMENTS:

     Lockheed Martin Corporation (LMC) and Molten Metal Technology, Inc. (MMT), through their respective wholly-owned subsidiaries, each own a 49.5% limited partnership interest in the Partnership and a 50% interest in M4 Environmental Management Inc. (INC), the 1% general partner in the Partnership. LMC has agreed to certain funding of the Partnership's activities through August 1, 1999; such funding is limited to $50,000,000 (see Note 8) over the life of the Partnership which, unless modified, will end on July 1, 2019. LMC has contributed capital of $31,000,000 and $8,923,500, in 1995 and 1994, respectively, while INC has contributed $76,500. In return for its 49.5% limited partnership interest, MMT has agreed to spend $30,000,000 (at its cost) for research and development activities directed toward enhancing CEP, with the resulting benefits from such research accruing to the Partnership with respect to the Partnership's CEP applications, as discussed below. The Partnership may be terminated by LMC or MMT in 1998 in the event certain technical or commercial goals are not met, or by mutual consent of LMC and MMT.

3.   COLLABORATIVE AND PARTNERSHIP AGREEMENTS, CONTINUED:

     MMT has granted the Partnership an exclusive license, subject to certain exceptions, to use the CEP technology for processing and recycling radioactive, hazardous and mixed waste produced under U.S. Department of Energy, U.S. Department of Defense, and United States Enrichment Corporation programs. The license term is for 25 years and will end on July 1, 2019. The Partnership may also, under certain conditions, sublicense the CEP technology to qualified third parties. The Partnership has recorded $16,000,000 in license fees to MMT for the aforementioned technology rights. Of the $16,000,000, $2,000,000 was accrued at December 31, 1995, which resulted from the purchase and start up of the first CEP plant built for commercial processing. The Partnership must pay MMT an additional $2,000,000 in license fees upon the start-up of each of the next two CEP plants built for commercial and certain demonstration processing. In addition, the Partnership will pay MMT an ongoing royalty of 2% or 3.5% (depending on the market) of the Partnership's revenues from activities related to CEP, with the amount paid in any year not to exceed 50% of the Partnership's cash flow.

     All of the Partnership's obligations for the aforementioned license fees are guaranteed by LMC. LMC has also agreed to provide guaranties of any project or third party financing obtained for the development of CEP plants by the Partnership. In return for the guaranties, the Partnership will pay LMC a fee of 2% of the average amount of guaranteed debt outstanding. If LMC withdraws its guaranties under certain circumstances as allowed by the Partnership agreement, MMT has the right to terminate the Partnership. When the capital accounts applicable to the Partners are equal, net profits and losses of the Partnership will generally be allocated in proportion to the Partners' respective interests.

     MMT provides, under certain conditions, CEP plant, technical, facility design and other services to the Partnership. Amounts incurred for such services were approximately $21,568,000 and $219,000 in 1995 and 1994, respectively, and consist of the following:

                                                                         1995                        1994
                                                                         ----                        ----

     Engineering and construction services                           $20,265,000                   $     --
     Research, development and consulting services                     1,303,000                    219,000
                                                                     -----------                   --------
                                                                     $21,568,000                   $219,000
                                                                     ===========                   ========

     Amounts incurred for research, development and consulting services are expensed as incurred and amounts related to engineering and construction services are generally capitalized as plant and equipment.


4.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31, consists of the following:

                                               1995               1994

Leasehold improvements                     $   521,161          $ 34,024
Office furnishings and equipment               780,646           200,970
Computer equipment and software              1,514,729           219,664
CEP plant                                    2,865,880              --
                                           -----------          --------

                                             5,682,416           454,658

Less:  Accumulated depreciation               (302,799)          (25,506)
                                           -----------          --------

                                             5,379,617           429,152
Construction in progress                    21,515,147              --
                                           -----------          --------

Property, plant and equipment, net         $26,894,764          $429,152
                                           ===========          ========

5.   RELATED PARTY TRANSACTIONS:

     INC's stated corporate purpose is to manage the business of the Partnership and, as such, pays all liabilities on behalf of the Partnership. The Partnership reimburses INC for all payments made on behalf of the Partnership. Amounts reimbursed to INC were approximately $19,535,000 and $1,450,000 in 1995 and 1994, respectively.

     Advance payments of $31,160 and $193,822 in 1995 and 1994, respectively, have been made by the Partnership to INC and are included in due from related parties. Accounts payable and accrued expenses in the accompanying balance sheet represent amounts payable to third party vendors, but for which the actual payment to such vendors will be made on behalf of the Partnership through INC.


6.   LEASES:


     The Partnership and INC have operating leases for the Technical Center (the site of CEP plant), office space, and office equipment. Rent expense under these operating leases was $517,155 and $86,561 in 1995 and 1994, respectively. Commitments under operating leases with terms in excess of one year are as follows:

                     1996                               $  770,153
                     1997                                  664,896
                     1998                                  657,208
                     1999                                  638,502
                     2000                                  619,170
               Thereafter                                  963,072
                                                        ----------
                                                        $4,313,001
                                                        ==========

7.   401(K) AND EQUITY APPRECIATION PLANS:

     The Partnership and INC provide a 401(k) defined contribution retirement plan for substantially all full-time employees. Contributions, if any, are at management's discretion. There were no contributions in 1995 or 1994.

     In 1995, INC and the Partnership established an Equity Appreciation Plan (the Plan) whereby participants are compensated for the increase in the fair value of a partnership unit over a specified base amount. Fair value is determined annually by a compensation committee designated by the executive committee of INC. The Plan awards units to participants which vest ratably over a five year period from the date of grant. All outside (as defined) directors and employees of the Partnership, INC and any affiliate (as defined) are eligible to participate in the Plan. The maximum number of units to be granted under the Plan is 600,000. A total of 221,950 units were granted during 1995 with no related compensation expense incurred.


8.   SUBSEQUENT EVENTS:

     A resolution of the Industrial Development Board (IDB) of the City of Oak Ridge, Tennessee was adopted April 12, 1995 authorizing, subject to the submission of satisfactory implementing documents, the issuance of revenue bonds or notes in an amount not to exceed $38,000,000 for the purpose of financing the Partnership's acquisition, construction, and equipping of a CEP facility in Oak Ridge, Tennessee. A significant amount of construction related to this facility was performed in 1995. In January 1996, the Partnership entered into a loan agreement to borrow up to the $38,000,000 amount to finance 1995 and expected 1996 construction expenditures. Borrowings are required to be repaid in 2006, with interest payments at variable rates due monthly beginning the first month after borrowings commence in 1996.

     On March 15, 1996, LMC and MMT entered into an agreement whereby MMT would issue 307,735 shares of its publicly traded common stock to LMC in exchange for certain assets of a division of LMC. LMC is to contribute the remaining net assets of the division, and MMT is to contribute the acquired assets, to the Partnership. The business of the division will then be operated as a division of the Partnership. The division's primary business will continue to be the manufacture and sale of products for the metallurgical and environmental applications of commercial, Department of Defense related and Department of Energy related waste markets. Based on the price of MMT's common stock on March 15, 1996, the date of the agreement, the value of this business combination will be approximately $23,383,000. In conjunction with this agreement, LMC also agreed to increase its capital contribution commitment to the Partnership by $25,000,000 to $75,000,000, to provide up to $150,000,000 in Partnership CEP project debt guarantees through 2004 (subject to various conditions) and to provide a $15,000,000 working capital facility to the Partnership.


9.   CONTINGENCY:

     The Partnership is currently undergoing an audit by the state of Tennessee with regards to use tax on its capital assets. Management does not believe an assessment, if any, will result in a material adverse impact on the Partnership's financial position, capital, or results of operations.