Form 10-Q/A
period 1996-03-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-11-20
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _______

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

                                    YES   X   NO
                                       ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                             23,487,252
  ----------------------------                   ------------------------------
             Class                               Outstanding at August 12, 1996

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEET


                                                                                MARCH 31,            DECEMBER 31,
                                                                                  1996                   1995
                                                                                 ----                   ----

ASSETS

Current assets:
  Cash and cash equivalents                                                   $ 15,126,285          $  6,644,856
  Short-term investments                                                        68,432,802            79,631,394
  Accounts receivable                                                            1,221,771             1,917,858
  Accounts receivable from affiliate                                            20,043,269            15,412,196
  Prepaid expenses and other current assets                                      3,111,215             2,309,398
                                                                              ------------          ------------
          Total current assets                                                 107,935,342           105,915,702

Restricted cash and investments                                                  5,696,477             7,432,817
Fixed assets, net                                                               39,975,106            34,679,390
Intangible assets, net                                                           3,945,271             3,501,680
Investment in affiliate                                                          1,204,106               834,794
Other assets                                                                     1,360,743               971,618
                                                                              ------------          ------------
                                                                              $160,117,045          $153,336,001
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                           $    195,043          $    195,043
  Accounts payable                                                              14,147,330             9,827,490
  Accrued expenses                                                               2,963,891             1,713,557
  Accrued interest                                                                 315,773               789,455
  Deferred revenue from affiliate                                                2,333,333             4,083,334
                                                                              ------------          ------------
          Total current liabilities                                             19,955,370            16,608,879
                                                                              ------------          ------------

Long-term debt                                                                  22,836,249            22,883,962
                                                                              ------------          ------------
Due to related parties                                                           1,474,586             1,474,586
                                                                              ------------          ------------
Deferred income from affiliate                                                   4,413,363             2,459,918
                                                                              ------------          ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                              --                    --
  Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: 23,057,330 at March 31, 1996 and
      22,746,854 at December 31, 1995                                              230,573               227,469
  Additional paid-in capital                                                   148,206,109           146,641,721
  Valuation allowance for short-term investments                                  (575,686)             (311,163)
  Accumulated deficit                                                          (36,423,519)          (36,638,947)
                                                                              ------------          ------------
                                                                               111,437,477           109,919,080
  Less: Deferred compensation                                                           --               (10,424)
                                                                              ------------          ------------
          Total stockholders' equity                                           111,437,477           109,908,656
                                                                              ------------          ------------

                                                                              $160,117,045          $153,336,001
                                                                              ============          ============

                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  QUARTER ENDED MARCH 31,
                                                                              -------------------------------
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

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES


                          CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                          QUARTER ENDED MARCH 31,
                                                                     --------------------------------
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

NOTE 5. NEW ACCOUNTING PRONOUNCEMENT

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MOLTEN METAL TECHNOLOGY, INC.



Date:      November 18, 1996           By: /s/ Benjamin T. Downs
           -----------------               -----------------------------------
                                           Benjamin T. Downs
                                           Executive Vice President of Finance
                                           and Administration, Treasurer
                                           (Principal Financial Officer and
                                           Authorized Signatory)