Form 10-Q/A
period 1996-06-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1996-11-20
CIK 895517

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

                For the transition period from ________ to _______


                         Commission file number 0-21042
                                                -------

                          Molten Metal Technology, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  52-1659959
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


        400-2 Totten Pond Road
              Waltham, MA                                   02154
              -----------                                   -----
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:      (617) 487-9700


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
              Class                              Outstanding at August 12, 1996

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1996            1995
                                                                               ----            ----

ASSETS

Current assets:
  Cash and cash equivalents                                               $ 66,595,865      $  6,644,856
  Short-term investments                                                   129,686,444        79,631,394
  Accounts receivable                                                        4,932,092         1,917,858
  Accounts receivable from affiliate                                        28,628,439        15,412,196
  Prepaid expenses and other current assets                                  5,592,865         2,309,398
                                                                          ------------      ------------
          Total current assets                                             235,435,705       105,915,702

Restricted cash and investments                                              5,762,234         7,432,817
Fixed assets, net                                                           45,394,739        34,679,390
Intangible assets, net                                                       4,440,476         3,501,680
Investment in affiliate                                                     13,281,417           834,794
Other assets                                                                 5,695,976           971,618
                                                                          ------------      ------------
                                                                          $310,010,547      $153,336,001
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $    194,321      $    195,043
  Accounts payable                                                           7,474,143         9,827,490
  Accrued expenses                                                           2,988,663         1,713,557
  Accrued interest                                                           2,107,154           789,455
  Deferred revenue from affiliate                                              583,333         4,083,334
                                                                          ------------      ------------
          Total current liabilities                                         13,347,614        16,608,879
                                                                          ------------      ------------

Long-term debt                                                             166,539,092        22,883,962
                                                                          ------------      ------------
Due to related parties                                                       1,385,889         1,474,586
                                                                          ------------      ------------
Deferred income from affiliate                                               4,604,793         2,459,918
                                                                          ------------      ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                        --                --
  Common stock, $.01 par value, 100,000,000 shares authorized;
     shares issued and outstanding: 23,467,466 at June 30, 1996 and
      22,746,854 at December 31, 1995                                          234,675           227,469
  Additional paid-in capital                                               158,974,939       146,631,297
  Valuation allowance for short-term investments                              (737,071)         (311,163)
  Accumulated deficit                                                      (34,339,384)      (36,638,947)
                                                                          ------------      ------------
          Total stockholders' equity                                       124,133,159       109,908,656
                                                                          ------------      ------------
                                                                          $310,010,547      $153,336,001
                                                                          ============      ============

                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES


                                               CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------     ---------------------------
                                                                            1996            1995            1996            1995
                                                                            ----            ----            ----            ----

Revenue:
    Research and development ("R&D")                                    $ 3,785,488     $ 4,034,471     $ 5,043,297     $ 6,676,665
    Construction, R&D and consulting from affiliate                      12,911,227       1,687,071      30,276,963       1,920,574
    Technology transfer and success fees from affiliate                   3,750,000       1,750,000       7,500,000       3,500,000
                                                                        -----------     -----------     -----------     -----------
                                                                         20,446,715       7,471,542      42,820,260      12,097,239
Operating expenses:
    Cost of revenue - R&D                                                 3,724,952       4,034,472       4,903,283       6,676,665
    Cost of revenue - construction, R&D and consulting from affiliate    10,669,969       1,589,023      25,814,910       1,840,497
    R&D                                                                   4,618,838       2,206,398       9,327,001       5,893,853
    Selling, general and administrative ("SG&A")                          2,210,886       1,136,581       4,629,218       3,078,102
                                                                        -----------     -----------     -----------     -----------
                                                                         21,224,645       8,966,474      44,674,412      17,489,117
Equity income from affiliate                                              2,306,724         183,378       2,676,036         183,378
                                                                        -----------     -----------     -----------     -----------
Income (loss) from operations                                             1,528,794      (1,311,554)        821,884      (5,208,500)
                                                                        -----------     -----------     -----------     -----------

Other income (expense):
    Interest income                                                       2,230,649       1,380,013       3,585,378       2,752,287
    Interest expense                                                     (1,675,308)       (436,169)     (2,107,699)       (915,289)
                                                                        -----------     -----------     -----------     -----------
Net income (loss)                                                       $ 2,084,135     $  (367,710)    $ 2,299,563     $(3,371,502)
                                                                        ===========     ===========     ===========     ===========

Net income (loss) per share                                             $      0.08     $     (0.02)    $      0.08     $     (0.15)
                                                                        ===========     ===========     ===========     ===========

Weighted average common and common equivalent
 shares outstanding                                                      27,743,802      22,250,060      27,619,150      22,225,888
                                                                        ===========     ===========     ===========     ===========


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------
                                                                                  1996                 1995
                                                                                  ----                 ----

Cash flows from operating activities:
 Net income (loss)                                                            $  2,299,563          $(3,371,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                 2,750,868            2,368,763
   Equity income from affiliate                                                 (2,676,036)            (183,378)
   Compensation expense related to common stock options                            120,903               31,248
   Increase in accounts receivable                                              (3,014,234)            (759,110)
   Increase in accounts receivable from affiliate                              (13,216,243)          (1,401,609)
   Increase in prepaid expenses and other current assets                        (3,283,467)          (1,507,386)
   Decrease (increase) in other assets                                            (411,846)              65,589
   Increase (decrease) in accounts payable                                      (2,353,347)           1,162,936
   Increase in accrued expenses                                                  1,275,106            1,842,320
   Increase (decrease) in accrued interest                                       1,317,699               (6,365)
   Decrease in deferred revenue                                                 (3,500,001)          (3,657,189)
   Increase in deferred income from affiliate                                    2,144,875              135,048
                                                                              ------------          -----------
       Net cash used in operating activities                                   (18,546,160)          (5,280,635)
                                                                              ------------          -----------

Cash flows from investing activities:
  Purchase of fixed assets                                                     (13,251,320)          (6,173,189)
  Purchase of intangible assets                                                 (1,055,031)            (404,467)
  Redemption (purchase) of short-term investments, net                         (50,480,958)          19,607,650
  Decrease in restricted cash                                                    1,670,583            1,574,068
                                                                              ------------          -----------
      Net cash provided by (used in) investing activities                      (63,116,726)          14,604,062
                                                                              ------------          -----------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                        2,459,358              621,660
  Net proceeds from issuance of long-term debt                                 139,338,826                   --
  Payments to related parties                                                      (88,697)                  --
  Principal repayments of long-term debt                                           (95,592)            (192,731)
                                                                              ------------          -----------
      Net cash provided by financing activities                                141,613,895              428,929
                                                                              ------------          -----------
Increase in cash and cash equivalents                                           59,951,009            9,752,356
Cash and cash equivalents at beginning of period                                 6,644,856           12,063,883
                                                                              ------------          -----------
Cash and cash equivalents at end of period                                    $ 66,595,865          $21,816,239
                                                                              ============          ===========

Additional disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for investment in affiliate              $  9,770,587          $        --
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

NOTE 4. NEW ACCOUNTING PRONOUNCEMENT

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



Date:  November 18, 1996              By: /s/ Benjamin T. Downs
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