Form 10-K
period 1996-12-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-05-28
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 Commission File No. 0-21042

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

                                   YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at May 19, 1997 was approximately $118 million, based on the closing bid price of such stock on such date as reported by the NASDAQ National Market ($7.25 per share). On May 19, 1997, 23,599,664 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

PART I

ITEM 1. BUSINESS

TECHNOLOGY OVERVIEW

      Molten Metal Technology, Inc. (including its wholly-owned subsidiaries, "MMT" or the "Company") is an environmental technology company engaged in the commercialization and continued development of its innovative, proprietary processing technology known as Catalytic Extraction Processing ("CEP"). The core of CEP is a molten metal bath operating at approximately 3,000(degree)F into which feedstocks and selected chemicals ("reactants") can be introduced. The catalytic and solvent effect of the molten metal bath causes feedstocks to break down into their constituent elements and dissolve into the molten metal. The addition of various selected chemicals to the molten metal allows feedstocks to reform and be recovered as different materials ("Elemental Recycling(TM)") which generally can be re-used as a raw material by the feedstock generator or can be sold to other users. The CEP system largely consists of process, instrument and control components currently used widely in the metallurgical and chemical industries.

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

      Recovered products can be re-used as raw materials in the production process or sold to other industrial customers. For example, it is expected that many gaseous components can be used as fuels or chemical feedstocks; many ceramic materials can be recovered and used as specialty chemicals, ceramic substitutes or abrasives; and most metallic components can be removed and granulated or cast as ingots for sale.

      The Company currently is developing various applications for its CEP(1) technology to process particular classes of hazardous wastes and industrial by-products. Each application uses a molten metal bath to separate waste compounds into their elemental constituents and reconfigure the elements into potential gaseous, ceramic, and metal products. MMT has developed Quantum-CEP(TM) (or Q-CEP(TM)) to process radioactive wastes and "mixed wastes" (containing both radioactive and hazardous constituents). Quantum-CEP breaks down hazardous and toxic materials, while separating and containing radioactive elements in a stable, self-shielding form suitable for storage or final disposal. This can result in a substantial reduction in the volume of radioactive materials requiring storage or disposal. In addition, certain of the resulting non-radioactive materials have the potential to be recycled into products or re-used in Q-CEP plant operations. Through acquisition and internal development, the Company also is developing additional technologies that can be used to process various types of wastes. These technologies include the methods and equipment for handling and processing radioactive liquids and resins that the Company acquired in December 1996 and January 1997 from Scientific Ecology Group, Inc. and VECTRA Technologies, Inc.

MARKET OVERVIEW

      Currently, the most common methods of treatment and disposal of hazardous and non-hazardous wastes and industrial by-products include landfilling, deep-well injection, incineration, plasma, vitrification and other thermal treatment methods, on-site containment (including industrial lagoons) and release into the environment. Most of these methods have transportation, treatment and

-------------
(1) References to "CEP" within this document refer to both the core CEP technology and its various related applications.

safety risks. In addition, certain of these treatment and disposal methods result in production of residual waste that may require further treatment prior to disposal. As a result, many of these methods are being met with increasing public resistance and more stringent regulations, which may lead to an increased cost of compliance.

      MMT believes the primary factors that create demand for CEP (other than Q-CEP) include the need for prospective customers to comply with environmental regulations in a cost-effective manner and the ability of CEP to process hazardous and non-hazardous wastes and industrial by-products and generally to recover products for re-use or sale. With respect to Quantum-CEP, MMT believes that the primary factors that create demand include customers' regulatory compliance concerns and the ability of Quantum-CEP to reduce the volume of radioactive materials. Also in the case of mixed wastes, MMT believes that the recovery of materials which can potentially be re-used or recycled creates demand for Q-CEP in this market. In addition, compared to conventional treatment methods, MMT believes that CEP can be utilized in a manner which minimizes or eliminates the creation of residual waste, thereby reducing the costs and risks associated with residual waste disposal.

MMT Target Markets

      For the initial commercialization of CEP, MMT has identified three markets where it believes CEP offers the greatest immediate value and meets pressing customer needs: (i) commercial low-level radioactive waste and mixed waste; (ii) U.S. government waste; and (iii) industrial hazardous waste. In each of these markets, MMT or M4 Environmental L.P. (the Company's joint venture with Lockheed Martin Corporation) ("M4")) has constructed or is constructing "first-of-a-kind" commercial CEP systems.

      In the commercial low-level radioactive waste sector, MMT estimates that over three million cubic feet (approximately 150 million pounds) of waste is generated annually in the United States by more than 1,300 generators, including nuclear power plants and medical and research facilities. These generators seek technological solutions to effectively process their waste into a weight- and volume-reduced, stable, self-shielding form, suitable for long-term storage or disposal. This volume reduction reduces these generators' disposal costs and lengthens the useful life of current and future radioactive waste repositories. The Company expects that international markets also will provide additional opportunities for radioactive waste management. The commercial mixed waste market in the United States is characterized by a broad range of small volume waste streams that vary widely in composition. Most of these wastes are generated from the operations of nuclear power plants. MMT estimates that these nuclear utilities have stored in excess of 700,000 pounds of mixed waste, and generate an additional 200,000 to 300,000 pounds of mixed waste annually.

      In the government market, MMT estimates that the United States Department of Energy ("DOE") and the Department of Defense ("DoD") together spend nearly $8 billion annually on waste management and cleanup programs, making the U.S. government the world's largest consumer of environmental goods and services. Wastes requiring treatment at over 30 DOE sites include mixed wastes, waste from the demilitarization of nuclear weapons, and wastes generated during the remediation of large-scale decontamination and decommissioning projects. The major focus of the DoD environmental restoration effort is on munitions demilitarization, destruction of chemical weapons, and remediation of sites contaminated with these priority wastes. Another government entity, the United States Enrichment Corporation ("USEC"), annually produces approximately 15 million kilograms of depleted uranium hexafluoride ("DUF(6)"), a by-product generated through the conversion of uranium isotopes into highly enriched uranium. In addition, the DOE currently has approximately 500 million kilograms of DUF(6) in storage.

      The industrial waste sector includes hazardous wastes as well as non-hazardous wastes and byproducts. Based on data obtained from the United States Environmental Protection Agency ("EPA"), MMT estimates that over 250 million tons of waste generated annually in the United States are classified as hazardous or toxic under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), or the Toxic Substance Control Act ("TSCA"). Target markets for CEP include wastes from the chemical and petrochemical industries, the metal processing and mining industries, wastes currently processed by hazardous and municipal waste incinerators and post-consumer plastics.

COMMERCIALIZATION AND SALES STRATEGY

      In order to accelerate the commercialization of CEP, MMT intends to own and operate, by itself or through joint ventures, its initial commercial CEP facilities. Over the longer term, MMT intends to sell plants directly to customers, which they would operate. In addition to selling plants, the Company intends to license its technology under arrangements which provide for any or all of the following: (i) market rights license fees; (ii) technology transfer fees; (iii) ongoing tolling and license fees based upon the volume of feedstocks processed or the sale of recovered products; (iv) service fees for project development, design, engineering, and construction management; and (v) supply of critical or proprietary CEP components.

      The Company's strategy is to address the demand for a cost-effective method of processing waste materials while maintaining environmental standards. Although the CEP systems installed or being installed at each of the Company's first two commercial facilities and at the M4 Technology Center in Oak Ridge, Tennessee are central sites to which wastes and feedstocks are shipped for processing, it is the Company's intent to install CEP systems on-site at customers' industrial facilities in order to (i) integrate systems on-site to enable existing facilities to comply with recycling exemptions applicable to materials that are reclaimed and returned to the manufacturing process that generated such materials ("closed-loop recycling") and (ii) reduce certain costs and potential liabilities associated with existing treatment methods, including transportation and off-site disposal. The Company's business strategy includes maintaining collaborative arrangements with industry leaders to aid in the technical development, sales, marketing, design and engineering of CEP systems. In addition, the Company's commercialization and sales strategy includes identifying industrial market leaders as initial customer prospects and performing Technical Development Programs ("TDPs") to demonstrate CEP's commercial applicability to a variety of customers and waste streams. Such activities are intended to keep the technical development of CEP focused on market opportunities.

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

COMMERCIAL DEVELOPMENTS

      Since 1995, the Company has made substantial progress toward constructing and initiating commercial operations at CEP plants in its three primary markets. As described below, (i) the Company is processing radioactive ion exchange resins at its Quantum-CEP facility in Oak Ridge, Tennessee; (ii) MMT, either directly or through M4, has built and tested commercial, pilot or bench-scale CEP systems for processing a broad range of wastes, including DUF6, chemical weapons, radioactive wastes, hazardous wastes, and mixed wastes for the DOE, DoD, USEC and commercial customers; and (iii) in the industrial hazardous waste market, the Company is constructing a commercial-scale system to process chlorinated organic wastes and other hazardous wastes at a Hoechst Celanese Corporation chemical plant in Bay City, Texas, and the Company is constructing a demonstration-scale facility to process fly ash produced by Japanese municipal solid waste incinerators.

      The Company also has entered into letters of intent relating to the development of additional CEP systems for commercial use both in the Company's three primary markets and in other market segments. During 1997, the Company will continue operating and developing the CEP systems described below and will seek to enter into new agreements to develop additional CEP systems. However, there can be no assurance as to the successful and timely development of these CEP systems or the successful negotiation of definitive agreements based on the existing letters of intent. The Company expects that any sales of such CEP systems will be made after the Company has demonstrated the successful operation of its other commercial facilities.

Commercial Radioactive Waste Market

      MMT's Q-CEP facility in Oak Ridge, Tennessee began processing radioactive ion exchange resins in December 1996, and began commercial operations in January 1997. This facility is designed to process up to 130,000 cubic feet per year of radioactive ion exchange resins from nuclear power plants. Prior to December 1996, the facility was jointly owned and financed by MMT and Scientific Ecology Group, Inc. ("SEG"), previously a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"). SEG has since been acquired by GTS Duratek, Inc. In December 1996, MMT of Tennessee Inc., a wholly-owned subsidiary of the Company ("MMT Tennessee"), purchased SEG's interest in the Q-CEP facility as well as certain assets used for handling and processing radioactive liquids and resins ("wet waste") for $31 million in cash. These assets include contracts, equipment, services and personnel for processing radioactive wastes at the Q-CEP facility. In connection with that transaction, the agreements that had been signed by MMT, SEG and Westinghouse in 1994 were terminated. SEG and GTS Duratek, Inc. continue to be obligated under noncompetition covenants which generally provide that during the five year period ending December 2001, they will not compete with MMT in the processing of ion exchange resins in North America, subject to certain exceptions.

      In January 1997, MMT Tennessee acquired from VECTRA Technologies, Inc. ("VECTRA") certain contracts, equipment and personnel used for handling and processing radioactive wet waste for $3.9 million in cash. MMT Tennessee will continue to own and operate the Q-CEP facility and the Company's radioactive waste services business. These services consist of managing and handling radioactive wet waste on-site at nuclear power plants, providing equipment such as casks for transportation and storage of radioactive waste, and processing the waste using Q-CEP or other processing methods such as reverse osmosis, demineralization and solidification.

      The acquisitions of SEG's and VECTRA's wet waste business have allowed MMT Tennessee to significantly expand its radioactive waste processing services. In conjunction with the Q-CEP facility, MMT Tennessee's wet waste business is able to offer processing for a wide variety of radioactive liquids and resins produced by U.S. nuclear power plants. As of March 31, 1997, MMT Tennessee had contracts or purchase orders in place to provide radioactive processing services to 18 nuclear utilities, including eight contracts to process radioactive ion exchange resins.

U.S. Government Market

      PARTNERSHIP WITH LOCKHEED MARTIN CORPORATION. In August 1994, the Company entered into a series of related agreements with Martin Marietta Corporation to form M4 Environmental L.P. ("M4"). Martin Marietta has since merged into Lockheed Martin Corporation ("LMC"), with LMC as the surviving entity. Pursuant to these agreements, the Company and LMC formed M4, a Delaware limited partnership, to commercialize CEP to service the environmental remediation, waste management, decontamination and decommissioning needs of the DoD, the DOE, and USEC. In April 1996, MMT and LMC expanded M4 through the acquisition by M4 of the Retech division of Lockheed Environmental Systems & Technologies Co., a wholly-owned subsidiary of LMC. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology. The Company and LMC, through wholly-owned subsidiaries, each holds a 49.5% limited partnership interest in M4, and a 50% interest in the corporate general partner of M4, which holds a 1% interest in M4. In March 1997, MMT and LMC entered into a letter of intent to restructure MMT's and LMC's relationship with respect to M4's market. This restructuring is described below. During 1996, revenue from M4 accounted for approximately 87% of the Company's total revenue. This revenue was generated as the result of sales of goods and services to M4, as well as technology transfer and success fees. As a result of the restructuring described below, M4 would become a wholly-owned subsidiary of MMT and its revenues would be consolidated with MMT's. Accordingly, MMT's revenues from M4 in 1997 primarily will be generated through M4's operations, including the provision of processing services and funded research and development for third parties, rather than from M4 purchasing goods and services from MMT. The Company does not anticipate that these M4 operations will account for a substantial portion of its revenue for 1997.

            M4 Technology Center. In February 1995, M4 began construction of its Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). In October 1995, M4 began operating its first CEP system, a demonstration facility for DUF(6), at the M4 Technology Center. In December 1995, M4 began operating its first commercial mixed waste CEP facility. The Company expects the second mixed waste system, which is substantially larger than the first system, to begin commercial operations during the second half of 1997.

            Hanford Tanked Waste Cleanup. In September 1996, the Company announced that the DOE had awarded a contract to a technical team led by LMC to employ technologies including Q-CEP for Phase 1A of the contract for the cleanup of the tanked waste site in Hanford, Washington. The Hanford site contains approximately 56 million gallons of highly radioactive waste stored in 177 tanks. The DOE awarded two prime contracts for Phase 1A of the cleanup. The LMC team includes Numatec, Fluor Daniel, Duke Engineering and Services, Babcock & Wilcox, Nukem Nuclear Technologies, Los Alamos Technical Associates, AEA Technology, OHM Remediation Services, and M4. Phase 1A of the program covers the first 20 months of the program and includes a $27 million award to each team to prove the efficacy of their processes. Phase 1B covers waste processing of less than 10% of the stockpile at Hanford over a five to seven year period. There can be no assurances that Q-CEP will prove to be satisfactory to the DOE for processing the Hanford waste or that, even if satisfactory, the DOE will award a Phase 1B contract to the LMC team. There also can be no assurances that LMC will submit a bid for Phase 1B. In addition, LMC is considering the use of other waste processing technologies, in lieu of or in addition to Q-CEP, for all or part of any Phase 1B contract. LMC may elect to include Q-CEP in the initial or later portions of any Phase 1B contract if Q-CEP meets certain technical criteria, to be established by MMT and LMC. There can be no assurances that Q-CEP will be able to meet such criteria or that LMC will include Q-CEP in any portion of any Phase 1B contract.

            Commercial Mixed Waste. In December 1995, MMT and M4 entered into an agreement to expand M4's processing rights to include mixed wastes generated by commercial customers in the United States. In March 1996, M4 entered into its first agreement to process commercial mixed waste with Duke Power Company. Under this agreement, M4 will process various types of mixed waste, including various freon wastes and sludges, batteries and halogenated solvents. Since then, M4 also has entered into agreements with IES Utilities Inc., Baltimore Gas & Electric Company and PECO Energy Company to process such companies' commercial mixed waste. Mixed wastes from these companies are being or will be processed using Q-CEP systems at the M4 Technology Center. These contracts have an aggregate value of approximately $4.3 million.

            DOE Mixed Waste. In August 1996, M4 entered into an approximately $700,000 contract with the DOE to conduct proof-of-process studies using Q-CEP on a DOE mixed waste stream. Under the terms of the cost share contract, the DOE will pay 67% of the cost and M4 will pay the remaining 33%. M4 completed these tests in January 1997 and provided the results to the DOE in April 1997.

            DUF6 Market. In May 1995, M4 entered into a contract with USEC to construct the DUF6 demonstration unit located at the M4 Technology Center. M4 provided results from the demonstration program to USEC in June 1996. As a result of the M4 restructuring described below, MMT has assumed responsibility for negotiations with USEC, and currently is negotiating an agreement with USEC. The Company expects that any agreement with USEC would provide that the Company or M4 would be primarily responsible for the design and construction of a commercial-scale processing system, and that USEC would agree to furnish DUF(6) for processing under a multi-year supply agreement. There can be no assurances that these negotiations will be completed successfully or that the Company or M4 and USEC will enter into an agreement to construct a DUF(6) processing plant or an agreement to supply and process DUF(6).

            Chemical Weapons Demilitarization. In 1995, CEP was one of three commercial, non-incineration technologies selected by the United States Army from a list of 23 competing technologies for review of their ability to destroy bulk chemical warfare agents (i.e., VX nerve and mustard agents) stored at the Newport Chemical Activity in Indiana and the Aberdeen Proving Ground in Maryland. During 1996, M4 worked with MMT, Bechtel National, Inc., Fluor Daniel, Inc., and Battelle Memorial Institute to perform bench-scale testing of a CEP unit located at a Battelle facility. The tests demonstrated that CEP could achieve greater than or equal to 99.9999999% destruction removal efficiency (DRE) on VX nerve agent and greater than or equal to 99.999999% DRE on mustard agent, which in each case exceeded the Army's DRE requirement of 99.9999%.

      In November 1996, the Army recommended that neutralization followed by post-treatment, a technology sponsored by the Army, be piloted. Neutralization involves mixing bulk chemical agents with dilutive chemicals in order to neutralize the chemical agents. The remaining material, typically comprising more than twice the volume of original chemical agent, must then be treated and disposed. However, $40 million of the DoD's fiscal year 1997 budget has been set aside to demonstrate at least two alternate technologies to incineration for the disposal of assembled chemical weapons. Under the sponsorship of M4, MMT has begun a program to demonstrate the feasibility of utilizing CEP to process assembled chemical munitions containing a surrogate chemical agent in preparation for a Request for Proposal from the Army anticipated in mid-1997. There can be no assurances that MMT or M4 will receive any of the $40 million budgeted by the DoD for the demonstration of alternative technologies.

      In September 1996, MMT, LMC and M4 entered into an agreement which expanded M4's CEP license to include the demilitarization of Japanese chemical weapons. In return for the expansion of the license, MMT received a $5 million initial payment. Under the terms of this agreement, MMT also would receive an additional $3.5 million upon completion of a technical demonstration by MMT of the processing of one or more munitions shells containing surrogates of Japanese chemical weapons. Under the terms of a letter of intent with LMC for the M4 restructuring described below, the new limited liability company to be formed by MMT and LMC would assume M4's rights and obligations under this license. Payment of the foregoing $3.5 million would be made from the limited liability company's revenues.

      Also during 1996, M4 and Mitsubishi Corporation entered into a memorandum of agreement to use CEP as the principal technology for destroying bulk chemical agents located at small burial sites in northern China. The bulk agents along with thousands of buried agent munitions were left by the Japanese Imperial Army in China following World War II. Mitsubishi is the leading Japanese company being considered to spearhead the cleanup of Japanese chemical weapons left in China. To date, no request for proposals have been issued by the Japanese government for the cleanup of such chemical weapons, and there can be no assurances that, if such request for proposal is issued, Mitsubishi will be awarded a contract for such cleanup.

            Restructuring of M4. In March 1997, MMT and LMC announced that they had executed a letter of intent to restructure their relationship with respect to the commercialization of CEP and other technologies for the government and other waste markets. The objective of the restructuring is to enable MMT and LMC to access target markets more efficiently by eliminating many of the organizational redundancies associated with the current M4 structure. LMC and MMT believe that the contemplated restructuring also will enable them to better leverage LMC's expertise in systems integration and MMT's ability to provide its CEP technology to target markets. After the completion of the restructuring, LMC and MMT each would be free to pursue projects formerly governed by the existing joint venture agreements, subject to the requirements established by the proposed new arrangements. The letter of intent contemplates five principal changes in the relationship between LMC and MMT: (1) LMC would have the exclusive right to lead and pursue contracts for the Hanford radioactive tanked waste cleanup project described above, and MMT would provide directly to LMC certain construction and development services with respect to CEP, (2) MMT and LMC would form a new limited liability company to be their exclusive vehicle to deliver processing services to customers in the chemical demilitarization market worldwide, (3) MMT would have the exclusive right to lead and pursue worldwide opportunities for processing DUF(6), (4) MMT would become the sole owner of M4, which will continue to own and operate its primary remaining asset, the M4 Technology Center, and (5) the Retech division of M4, which provides plasma arc technology, would be transferred to LMC.

                  Hanford Project. In connection with the proposed replacement of M4 by MMT on the Hanford team, MMT would deliver a pilot-scale, demonstration CEP plant to LMC in 1997 for a fixed price of $5 million. In addition, if the LMC team is awarded a contract under Phase 1B of the Hanford cleanup program and CEP is used in the Phase 1B performance, LMC would pay MMT a fee of $15 million and order a CEP production plant meeting agreed upon criteria at a price to be negotiated. $5 million of this fee would be payable on award of the contract and the remaining $10 million would be payable upon timely delivery and acceptance of the CEP production plant. MMT also would be entitled to an on-going royalty of 3.5% of all revenues generated from the processing of waste in equipment supplied by MMT under the Hanford contract. Pursuant to discussions between MMT and LMC in connection with the negotiation of definitive agreements with respect to the restructuring, it is anticipated that LMC would fund certain development work with respect to Q-CEP for possible application to the Hanford project.

                  Chemical Weapons Demilitarization. The limited liability company to be formed by MMT and LMC would have worldwide rights to commercialize CEP for the chemical weapons demilitarization market. The limited liability company would be owned 50/50 by LMC and MMT. MMT would be entitled to success fees of up to an aggregate of $25 million in connection with the successful deployment of CEP systems to process chemical weapons. The limited liability company would have an initial term of five years.

                  M4 Technology Center. As sole owner of M4, MMT would be responsible for the future operations of the M4 Technology Center, and would be entitled to all future revenues from such operations. Under the terms of the letter of intent, the $38 million aggregate principal amount of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center would remain outstanding, LMC's guarantee of these bonds would remain in place, and each of LMC and MMT would be responsible for 50% of the principal, interest and other costs relating to these bonds.

                  DUF(6). In addition to the changes described above, MMT and LMC have agreed in the letter of intent that MMT would have the exclusive right to lead and pursue worldwide opportunities for processing DUF(6). LMC would have the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties, and would agree not to pursue this market for five years except jointly with MMT.

      LMC and MMT also would establish a strategic alliance committee, comprising three representatives from each company, to review and monitor the relationships created by the restructuring and to evaluate new market opportunities within the DOE and DoD markets. Prior to pursuing any such opportunity alone, each of LMC and MMT would be obligated to first offer such opportunity to the other party by presenting it to the strategic alliance committee. The committee would determine whether such opportunity would be pursued jointly by the parties and the terms thereof. If the committee does not elect to pursue the opportunity jointly, either party would be free to pursue it alone.

      In connection with the proposed restructuring, LMC would forgive $15 million aggregate principal amount and all accrued interest under its line of credit with M4, MMT would contribute $14.6 million in outstanding accounts receivable to the capital of M4, and LMC and MMT generally would share equally in substantially all of the costs of the restructuring.

      The restructuring described above is based on the terms set forth in a non-binding letter of intent between MMT and LMC. Completion of the restructuring is dependent upon a number of factors, including the negotiation of definitive agreements and the approval of the Boards of Directors of MMT and LMC. There can be no assurances that MMT and LMC will successfully consummate the transactions described in the letter of intent.

      UNITED STATES DEPARTMENT OF ENERGY. In April 1997, the DOE chose the CEP system that MMT is building at a Hoechst Celanese Corporation chemical plant in Bay City, Texas to receive a $425,000 grant through the DOE's National Industrial Competitiveness through Energy, Economics and Environment (NICE3) Program. The program is designed to help innovative technologies with energy, economic, and/or environmental benefits move into full commercialization. MMT's proposal was one of 13 chosen by the DOE out of nearly 70 proposals in a competitive solicitation process. An independent, third party technical team reviewed each proposal in a three-phase process. The grant will be paid through a cost-share contract, pursuant to which the DOE would contribute 40% up to the $425,000 ceiling. Receipt of this grant is conditioned upon the negotiation of such a contract with the DOE or the Texas Natural Resource Conservation Commission which will be administering the grant. There can be no assurances that MMT will be able to successfully negotiate such contract.

      In September 1992, MMT submitted a three-phased proposal under the DOE's Planned Research and Development Announcement ("PRDA") program. On January 19, 1993, MMT received a favorable determination regarding a $1.2 million cost-sharing contract for a portion of the proposed PRDA program. The terms of the contract were finalized in September 1993. Under the contract, MMT has conducted trials and related activities at its research, development, testing and demonstration facility in Fall River, Massachusetts to demonstrate the applicability of CEP to contaminated scrap metals. In November 1993, the DOE requested that the Company provide a proposal to enhance certain aspects of the existing statement of work to provide for delivery of a more comprehensive final report of technical results. This resulted in additional DOE funding of $9 million, bringing the DOE's total contribution to $10.2 million. In February 1995, the DOE issued a unilateral change order to increase the funding for an undetermined amount with an initial ceiling of $5 million. In June 1995, the DOE extended its contract for demonstrating CEP and increased its funding by an additional $10 million, to a total of $25.2 million. In February 1996, the DOE modified the contract funding for an undetermined amount with an initial ceiling of $2 million. Additional funding through the end of 1996 brought the total enhancement to $8 million for that year, and increased the DOE's total contribution to $33.2 million. Activities under this contract have been completed. MMT has contributed a total of $22.3 million in connection with the cost-sharing contract. During 1996, revenue from the DOE accounted for approximately 13% of the Company's total revenue. Other than the NICE3 grant described above, the Company does not anticipate receiving research and development funding from the DOE in 1997.

      UNITED STATES DEPARTMENT OF DEFENSE. In September 1996, the U.S. Air Force Center for Environmental Excellence awarded approximately $480,000 to M4 to conduct treatability studies on a broad range of hazardous wastes. The wastes subject to the treatability studies represent approximately 84%, by volume, of the wastes generated in Air Force operations. In March 1997, the contract was amended to add treatability studies for two additional hazardous waste streams. The contract amount was increased by approximately $333,000 in connection with this modification. The studies are expected to be completed during the contract period, currently ending December 31, 1997. In December 1996, an additional $100,000 award was made under this contract with respect to the processing of oils for the U.S. Navy which are contaminated with polychlorinated biphenyls ("PCBs"). This processing work is expected be completed by the end of 1997.

      In September 1994, the U.S. Army Armament, Research, Development, and Engineering Center at Picatinny Arsenal, New Jersey awarded the Company $420,000 to fund demonstration of CEP's applicability to conventional weapons components. Trials under this contract demonstrated that the processing of conventional munitions, smoke and dye agents and propellants in the CEP system resulted in the destruction of the hazardous constituents to high environmental standards and the partitioning of the elements into recoverable materials. Activities under this contract were successfully completed in 1996.


      The Company's existing government contracts can generally be canceled, delayed or modified at the sole option of the government and are generally subject to annual funding limitations and public sector financing constraints. The Company believes that any future government contracts will be structured similarly. In addition, under the terms of future government contracts, if any, the Company may be required to grant the federal government greater rights with respect to the Company's intellectual property than the Company would grant private parties. As a result of engaging in the government contracting business, the Company is subject to audits and investigation by government agencies. As described below under Item 3, the Company and M4 currently are responding to subpoenas issued by the Office of Inspector General of the DOE. The Company also faces the risks associated with government contracting, which could include substantial civil and criminal fines and penalties. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could result in the Company's suspension or debarment from future government contracts for a significant period of time. All of the foregoing risks associated with government contracting may also apply to M4 with respect to its government contracts.

Industrial Hazardous Waste Market

      Hoechst Celanese Corporation. Pursuant to agreements signed in May 1995 with Hoechst Celanese Corporation ("HCC"), one of the largest U.S. based chemical companies, MMT is constructing a CEP facility (the "Bay City CEP Facility") at HCC's Bay City, Texas chemical plant. This facility will be financed, owned and operated by MMT or a wholly-owned subsidiary of MMT. The CEP system being installed at the Bay City CEP Facility will have an initial capacity to process up to approximately 30,000 tons of feedstocks from HCC's Texas plants and third-party generators, although this system currently is permitted to process only 15,000 tons per year. Any increase in the amount of feedstocks which can be processed in this CEP system is contingent upon sufficient commercial interest, and application for and receipt of all necessary regulatory, community and other approvals. The project site is being designed to support potential additional future expansion of the Bay City CEP Facility. The facility will produce synthesis gas, an industrial feedstock to be used by HCC in its chemical processing, and aqueous hydrochloric acid for sale to third parties. The Company expects that commercial operation of this facility will begin in the second half of 1997, but there can be no assurances as to the successful or timely deployment of this facility.

      MMT has signed one agreement and three letters of intent with four other major chemical manufacturers to process feedstocks from their existing operations at the Bay City CEP Facility. The agreement and letters of intent cover an aggregate of up to approximately 20,000 tons of feedstocks per year. The Company also has entered into a ten-year contract with a major hydrochloric acid distributor under which the distributor will purchase 85 to 100 percent of the hydrochloric acid produced at the Bay City CEP Facility, provided that such acid meets agreed specifications. Under the terms of their letters of intent, two of the chemical manufacturers have agreed to purchase hydrochloric acid produced from the processing of their feedstocks at the Bay City Facility, provided that such acid meets agreed specifications. Pursuant to the agreements with HCC mentioned above, HCC has agreed to purchase all of the synthesis gas produced at the Bay City CEP Facility, provided that the gas meets agreed specifications. There can be no assurances that the Company will enter into binding agreements to process feedstocks based on the letters of intent or that the Company will be able to produce hydrochloric acid or synthesis gas meeting the required specifications.

      Nichimen Corporation and NKK Plant Engineering Corporation. In February 1996, MMT, Nichimen Corporation, one of Japan's major trading companies, and NKK Plant Engineering Corporation, one of Japan's largest engineering providers of municipal waste systems ("NKP"), signed a letter of intent to form a joint venture to process fly ash produced by Japanese municipal solid waste incinerators. A definitive agreement to form this joint venture was executed in October 1996 by the Company, Nichimen and NKP. The agreement grants the joint venture the exclusive right to introduce CEP to the Japanese municipal incinerator ash market. It is anticipated that, once formed, the joint venture will employ MMT's proprietary Cerex-CEP technology to process and recycle incinerator ash to recover ceramic and metal products. Under the agreement, the Company will own 49% of the joint venture, will receive a two percent royalty on all revenues, and will receive a $12.5 million licensing fee, to be paid from the joint venture's profits. The agreement provides that the joint venture will purchase an initial CEP system to be delivered in the first quarter of 1998. The parties expect that the joint venture will purchase a minimum of 29 CEP systems from the Company over the first ten years of the joint venture's operations, including the initial CEP system. There can be no assurances that the joint venture will order any CEP systems from MMT or that such systems, if ordered and delivered to Japan, will be able to successfully process and recycle incinerator ash. In addition, the agreement is subject to final approval from the Japanese government, and there can be no assurances that such approval will be received.

      Celanese Mexicana, S.A. de C.V. In January 1996, MMT and Celanese Mexicana, S.A. de C.V. ("CelMex"), Mexico's largest private sector chemical company, signed a letter of intent to construct a CEP system to process and recycle manufacturing wastes at CelMex's chemical production facility in Veracruz, Mexico. The proposed CEP system will be designed to process wastes produced by CelMex and other Mexican companies. CelMex will purchase the synthesis gas produced by the CEP system as a raw material in its chemical manufacturing processes. Under the letter of intent, CelMex would provide the site and infrastructure for the CEP system and MMT would construct, own and operate the facility. Development of the CEP system pursuant to this letter of intent is subject to a number of conditions, including the negotiation and execution of definitive agreements. There can be no assurances that the parties will be able to negotiate mutually acceptable agreements to develop the proposed facility. In addition, MMT may sell all or a portion of its equity interest in this facility and intends to obtain third party financing for the construction of this facility. If MMT is unable to sell such equity interest or obtain such financing on acceptable terms, it may elect not to proceed with the development of this facility.

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

      Uhde GmbH. In February 1996, MMT entered into a non-exclusive sales representative and services agreement with Uhde GmbH. Uhde, based in Dortmund, Germany, is one of the world's leading engineering and construction companies. Under the agreement, MMT and Uhde will collaborate to market CEP to Uhde's worldwide customer base. Uhde has committed to identify and sell a minimum of nine CEP projects outside the United States over a four-year period. If Uhde fails to meet these minimum requirements, MMT has the right to terminate the agreement. Uhde will provide facility engineering and design site construction, equipment installation and project management, and MMT will provide marketing assistance, CEP system design and fabrication, operator training and ongoing operational support, as needed, to Uhde's customers. Uhde and MMT have agreed to focus their joint efforts on addressing a wide range of markets including chlorinated organic chemical wastes, chemical weapons demilitarization projects, post-consumer plastics and electronic components, municipal waste water treatment sludges and waste incinerator ash. To date, Uhde has not sold any CEP projects and there can be assurances that it will be able to do so in the future.

      The Electric Power Research Institute ("EPRI"). In November 1995, MMT entered into an agreement with EPRI to support the application of CEP. Over the five-year term of the agreement, EPRI, in conjunction with numerous utilities and their process industry customers, plans to develop collaborative programs for CEP demonstrations. EPRI will fund up to $25 million in matching research grants made to member utilities working with industrial process customers in their service areas to demonstrate CEP. In exchange for this commitment, EPRI received a warrant to purchase up to 100,000 shares of MMT common stock at an initial exercise price of $23.375. The warrant will vest in increments upon the closing of contracts for CEP plants for which EPRI has provided minimum levels of funding and upon customer acceptance of such plants. To date, none of the EPRI warrants have vested. The Company expects that the EPRI relationship will assist the Company in marketing its CEP technology to utilities and process industry customers.

      American Re-Insurance Company and Am-Re Services. In May 1993, MMT entered into a set of related agreements with American Re-Insurance Company and its affiliate, Am-Re Services, Inc. In addition, MMT was obligated to perform certain services for Am-Re Services through December 31, 1993. Pursuant to these agreements, American Re-Insurance Company purchased 438,885 shares of MMT common stock for $5.0 million and Am-Re Services agreed to provide services to MMT relating to obtaining environmental impairment liability insurance and project financing for the first five commercial CEP facilities to be developed by MMT. In exchange for these services, Am-Re Services was granted warrants to purchase an aggregate of 375,000 shares of common stock at prices ranging from $12.25 per share to $18.37 per share. To date, none of these warrants have vested because the Company has not obtained environmental impairment liability insurance or project financing with the assistance of Am-Re Services. The Company expects that, as it develops additional CEP plants, Am-Re Services will provide assistance to the Company related to obtaining environmental impairment liability insurance and project financing for such CEP plants.

      Fluor Daniel. Since September 1992, MMT and Fluor Daniel, Inc. or Fluor Daniel Environmental Services, Inc. ("Fluor Daniel"), an international engineering and construction firm, have been parties to a series of agreements pursuant to which Fluor Daniel has provided engineering and construction services, feasibility studies, designs, cost estimations and other services in support of CEP plants and potential CEP applications. During 1994 and 1995, Fluor Daniel invested $5.2 million payable by MMT for such services in MMT common stock. Fluor Daniel and MMT previously had been parties to an agreement which required MMT to use Fluor Daniel for engineering and construction services for CEP plants being built by MMT. In August 1996, Fluor Daniel and MMT amended this agreement to provide that Fluor Daniel would provide such services to MMT on a case-by-case basis, at each party's mutual discretion. During 1996, Fluor Daniel provided substantial engineering and construction services to MMT for the Bay City CEP Facility and the M4 Technology Center.

TECHNOLOGICAL DEMONSTRATIONS AND TESTING OF CEP

      In order to further demonstrate CEP's Elemental Recycling capability on a variety of prospective customer feedstocks, MMT has constructed an 86,000 square foot research, development, testing and demonstration facility in Fall River, Massachusetts that is equipped with several commercial-scale CEP systems (the "Fall River Facility"). Since February 1993, through internally and customer-funded TDPs, the Company has demonstrated CEP's ability to break down feedstocks and recover products in laboratory, bench-scale, pilot-scale and commercial-scale trials in its Fall River Facility. These tests and demonstrations on feedstock samples representative of those of prospective customers have shown the safety and reliability of CEP for a wide range of chemical components and physical forms.

      CEP and its underlying technologies have been demonstrated in tests on many materials from simple compounds, such as paraffins and alcohols, to complex materials containing toxic metals, alkali metals, halides, cyanides, fluorinated species and polyaromatic hydrocarbons (including PCBs). These demonstrations have included wastes that are classified as hazardous or toxic under RCRA (including chemical weapons agents), low level radioactive wastes, mixed wastes, and surrogate hazardous wastes in the form of gases, liquids, slurries, suspensions, pumpable sludges, and solids. MMT has successfully completed customer-sponsored trials in which numerous customer-established success criteria for closed-loop recycling were met or surpassed.

      The Company's technological demonstrations are complemented by additional external research programs, some of which are conducted by members of MMT's Technical Advisory Board.

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

      To date, the testing of CEP largely has been limited to trials conducted under controlled testing conditions. Certain commercial-scale tests of CEP have been conducted and the Company has developed computer simulations which it uses to model and predict various CEP system functions. The Company currently is operating its Q-CEP facility in Oak Ridge, Tennessee and M4 has operated one mixed waste system at the M4 Technology Center, and is conducting start-up operations and testing on a second, larger mixed waste system. However, no demonstration has yet been made that a commercial CEP system, once installed and operated by MMT or M4 or at a customer's location, will process feedstocks and recover commodity and specialty products of commercial quality and in significant quantities.

      The Company is continuing its research and development efforts to further enhance the functionality of its CEP systems, especially in areas such as removal of ceramic product from the CEP reactor and the addition of large solid feeds to the CEP reactor, with the goal of making CEP systems more efficient for processing a wide range of wastes and waste forms and making CEP systems more cost-effective. The Company expects that broad deployment of CEP into certain of its target markets will require additional enhancements and functionalities that are currently being further developed by MMT. MMT's ability to successfully sell CEP systems for a wide range of waste streams and waste forms in such markets could be materially adversely affected if the Company is unable to adequately develop such additional enhancements and functionalities. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company spent $37.5 million, $25.3 million and $25.2 million, respectively, on research and development, of which $26.2 million, $11.0 million and $14.4 million, respectively, was funded by the Company.

The Fall River Facility

      The primary use of MMT's Fall River Facility is to perform TDPs that demonstrate CEP's Elemental Recycling capability on a variety of feedstocks, including samples of customers' materials. MMT believes that the Fall River Facility serves to further the development of CEP technology and MMT's associated intellectual property estate and assists in facilitating favorable customer and regulatory acceptance of the process. The Fall River Facility also is used to conduct training programs for MMT employees and customers.

      The 86,000 square foot Fall River Facility contains a 48,000 square foot recycling area which includes a materials preparation area, feedstock storage, raw material storage, recovered material storage and a test laboratory. The Fall River Facility houses commercial-, pilot- and bench-scale CEP units which are used for treatability and feasibility studies, and also houses physical models of CEP units. These models are used to analyze injection patterns and to simulate flow dynamics and various reaction patterns within the molten metal bath.

Recoverable Products

      Laboratory, bench-scale, pilot-scale and commercial-scale trials, including trials conducted at the Company's Fall River Facility, have demonstrated that CEP has the potential, through Elemental Recycling, to recover commodity and specialty products, such as industrial gases, ceramics and metals, from feedstocks. MMT's test results from demonstration and treatability trials have shown that greater than 90% of the feedstocks processed in these trials was able to be recycled into products. Based upon these test results and commercial specifications for CEP products, the Massachusetts Department of Environmental Protection has issued MMT recycling certifications for CEP of heterogeneous inorganic and organic waste streams, including RCRA-listed waste streams. Based on the elemental composition of particular feedstocks, MMT has demonstrated that CEP systems can be customized to make specific products by adding different reactants or by varying the composition of the molten metal bath. CEP is designed to permit recovered products to be re-used as raw materials by the feedstock generator in potential closed-loop applications or to be sold to other industrial customers.

      Some materials produced using CEP may have little to no commercial value, and may be considered wastes. Certain of such wastes may be classified as hazardous wastes (and may need to be handled as such) under current United States environmental regulations. Based on experimental trials with hazardous waste streams, MMT anticipates that the volume of any such unsaleable materials will be a small portion of the initial feedstock volume and will be substantially less than the residual waste (including ash) generated by alternative technologies.

      With respect to radioactive wastes, the Company expects that the volume of reusable products generated from processing such wastes with Q-CEP will be lower compared with other applications of CEP and expects that the volume of residual waste streams will be greater. Any such residual waste which is classified as a low-level radioactive waste will need to be handled as such under current United States environmental regulations. Operations at MMT's Q-CEP facility in Oak Ridge, Tennessee, as well as experimental trials have shown, however, that Q-CEP substantially decreases the volume of such radioactive wastes and contains the radioactive elements in a stable, self-shielding form.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

      MMT has a comprehensive program for the protection of its intellectual property. This program includes, among other things: established procedures including notebooks and forms for documenting, evidencing and disclosing all MMT inventions to management; an Intellectual Property/Patent Management Team which meets regularly to discuss intellectual property issues; a system for continuously monitoring patents issued to, and patent applications filed by, relevant third parties; a program of seminars for employees on intellectual property topics; a recognized intellectual property law firm on retainer; a senior in-house patent counsel; a patent administrator and other personnel dedicated to assisting in the preparation and prosecution of MMT's patents; personnel policies and agreements requiring disclosure by employees of all inventions and protection of confidential information; and agreements with all technical and scientific employees providing for the assignment of inventions made by such employees to MMT.

      As of December 31, 1996, MMT owned 104 United States and foreign patents, and had pending an additional 203 United States, Japanese, European and other foreign national patent applications relating to CEP. MMT also has many invention disclosures describing inventions by employees, many of which could be the basis for future patent applications.

      MMT's intellectual property estate also contains a number of sophisticated computer models used to predict the thermodynamic, kinetic and physical transport properties of the CEP system, including tuyere injection, multiphase jet flow and turbulent diffusion, equilibrium partitioning and kinetic limitations, product formation and system design. Some of such computer models include components which are the subject of non-exclusive licenses from computer software vendors. MMT's computer models are used to identify optimal designs and operating conditions for specific processing applications. MMT has demonstrated the accuracy of many of these computer models through actual experimentation.

      To protect its trade secrets and other unpatented proprietary information in its product development activities, MMT's employees, consultants and contractors are required to enter into agreements providing for confidentiality and MMT's ownership of such trade secrets and other unpatented proprietary information originated by them while in MMT's employ.

      There can be no assurance that any patents will issue on any of MMT's patent applications or that any patents will provide meaningful protection against infringement of the Company's technology. There also can be no assurance that any of MMT's confidential non-disclosure agreements will provide meaningful protection of MMT's confidential or proprietary information in the case of unauthorized use or disclosure.

      The Company has ten service marks or trademarks registered, and several applications to register, with the U.S. Patent and Trademark Office for terms used in conjunction with MMT's services in material processing, hazardous and non-hazardous waste treatment, and resource recovery. Registered marks include:
MMT(R), The Elemental Solution(R), Elemental Solution(R), MMT Catalytic Extraction Processing(R), Molten Metal Technology (and design)(R), Quantum-CEP(R), Q-CEP(R), and the design of certain MMT logos. Applications for service marks or trademarks include: Hyco-CEP(TM) and Cerex-CEP(TM).

ENVIRONMENTAL MATTERS

Environmental Laws and Regulations Creating a Market for CEP

      Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. MMT's operations and those of its customers are subject to these evolving laws and the implementing regulations. MMT believes that the obligations to comply with the requirements of these laws contribute to the demand for its services.

      The environmental legislation and policy which the Company believes are potentially applicable to CEP operations in the United States include RCRA, TSCA, the Federal Water Pollution Control Act of 1972, the Clean Air Act of 1970, as amended, the Hazardous and Solid Waste Amendments of 1984, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Superfund Amendments and Reauthorization Act and the Pollution Prevention Act of 1990, and various state analogs to these federal laws. Additional provisions which may be applicable to Quantum-CEP technology include the Atomic Energy Act of 1954, the Federal Facility Compliance Act of 1992, the Low-Level Radioactive Waste Policy Amendments Act of 1985, the Department of Energy Orders, Policy and Guidance, the Nuclear Regulatory Commission Regulatory Policy and Guidance, and their state analogs. These provisions regulate the management and disposal of radioactive, hazardous and non-hazardous wastes, control the discharge of pollutants and radionuclides into the air, land and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

Environmental Permitting Implications

      To maximize the market acceptance of CEP technology, MMT has chosen to focus certain initial project efforts on the development of systems whose feedstocks and designs are most likely to qualify for exemptions or favorable regulatory treatment. These projects involve: (i) systems for processing feedstocks that are not classified as hazardous wastes and are not subject to RCRA permitting requirements; (ii) systems that handle feedstocks in a manner that may qualify such materials for exclusions from RCRA regulation (e.g., a closed-loop process whereby secondary materials will be returned to the original manufacturing process in which they were generated or processing of waste materials as feedstocks to manufacture valuable products); (iii) systems that may qualify for an exemption from RCRA permitting requirements (e.g., systems involving bona fide recycling of hazardous wastes); (iv) systems that provide for significant volume reduction and stable final form for low-level radioactive waste to allow for increased disposal capacity or a more manageable form for storage, or both; and (v) systems that provide for volume reduction, stable final form and recycling for mixed waste streams. MMT also would consider use of CEP as part of the treatment train in previously permitted RCRA treatment facilities for which MMT believes that only a permit modification would be required.

      The permitting burden on a facility utilizing CEP will depend on the nature of the feedstock (including whether it is classified as a solid waste or hazardous waste), the configuration of the process at the particular facility, the manner in which product is recovered from the waste and the type of waste residuals created by the process.

BDAT Equivalency Determinations

      Pursuant to EPA environmental regulations, the processing of hazardous waste that is to be disposed of on land must be accomplished using the Best Demonstrated Available Technology ("BDAT"). In February 1996, EPA issued a BDAT equivalency determination for CEP for all RCRA-listed waste streams which were previously required to be incinerated. As a result, generators are permitted to meet their BDAT requirement by using CEP for these waste streams. In connection with a July 1995 equivalency determination for chlorinated organic wastes, the EPA noted that dioxin, a toxic and harmful substance, was not detected at EPA-promulgated regulatory levels in CEP demonstrations. The

Company believes that the EPA's BDAT equivalency determinations confirmed that CEP is fundamentally different from incineration, and further confirms that use of CEP supports the EPA's efforts to minimize cross-media contamination (transfer of contaminants to air and water from solid wastes) and to reduce the quantity of residuals for land disposal.

Research Facility License

      On February 27, 1995, the Massachusetts Department of Environmental Protection (the "MADEP") issued a Research Facility License for recycling activities (the "License") that regulates hazardous waste recycling research activities at the Fall River Facility. The License became effective on March 20, 1995, and replaced the original R&D Recycling Permit for the Fall River Facility, which was issued in September 1993. The License has a term of five years.

      Under the terms of the License and the Demonstration Permit for solid wastes issued in September 1993 (the "Permit"), most solid and hazardous wastes, including RCRA-listed hazardous wastes, may be stored and processed at the Fall River Facility, subject to limits and conditions specified in the License and the Permit. The License requires MMT to provide a notice to the MADEP, the Fall River Fire Department and the Fall River Board of Health at least 14 days prior to conducting hazardous waste recycling demonstrations greater than 250 kilograms/day. This notice must contain a summary of applicable treatability study data and other information. The Permit requires review and approval by the MADEP prior to solid waste recycling demonstrations.

      In November 1995, the EPA granted an approval to allow the Company to perform testing on wastes containing PCBs pursuant to the EPA's authority under TSCA. Also, in November 1995, the MADEP modified certain of the permits for the Fall River Facility to allow the Company to store and process PCBs. MMT operates the Fall River Facility pursuant to all necessary permits as well as an Agreement with the City of Fall River (the "Fall River Agreement"), which first became effective on March 17, 1993. In April 1995, the Fall River Agreement was modified and amended to reflect the requirements of the License. In November 1995, the Fall River Agreement was further amended to add provisions related to the processing of PCBs.

Permits for Commercial Facilities

      With respect to the first commercial facilities constructed or under construction by the Company, the Company and M4 have been successful in obtaining the permits necessary to construct and operate these facilities. In February 1996, the Texas Natural Resource Conservation Commission ("TNRCC") determined that CEP is distinct from incineration and other combustion and thermal treatment processes, and approved CEP as a RCRA-exempt recycling technology. This approval means that CEP plants in Texas would not need to obtain RCRA permits prior to the construction or operation of CEP plant. In September 1996, the Louisiana Department of Environmental Quality provided a regulatory determination to a prospective customer of MMT indicating that an on-site CEP unit installed at the customer's facility would be exempt from RCRA permitting requirements and Toxic Release Inventory (TRI) emissions reporting.

      In January 1997, MMT received approval from the TNRCC to receive a class of secondary materials for processing at the Bay City CEP Facility as non-RCRA regulated materials. This approval means that feedstocks fitting the characteristics approved by TNRCC for processing will not be treated as hazardous materials under RCRA and will be exempt from TRI emissions reporting. This regulatory designation should streamline processing of materials at the facility and should provide a competitive advantage to customers utilizing the facility for management of their secondary materials.

      In the case of the Quantum-CEP facility constructed by MMT and SEG, the Tennessee Department of Environment and Conservation ("TDEC") issued to SEG an air permit in May 1995 (amended in October 1995) which allowed the installation and initial operation of the CEP equipment and related air pollution control devices at the facility. In addition, in November 1995, SEG received a radioactive materials license from TDEC that allows the possession, use and storage of radioactive materials at the Quantum-CEP facility. This license was transferred to MMT Tennessee in December 1996 in connection with the acquisition of SEG's interest in the Q-CEP facility.

      In September 1995, TDEC issued an air permit to M4 which allowed the installation and initial operation of the CEP systems at the M4 Technology Center. In addition, in November 1995, TDEC issued a radioactive materials license to M4 that allows the possession, use and storage of radioactive materials at the M4 Technology Center. TDEC also issued an approval in December 1996 allowing the processing and recycling of mixed waste organic liquids and sludges in connection with the mixed waste processing activities being performed by M4 for the DOE and commercial customers.

COMPETITION

      MMT defines the market for its CEP technology as the recycling, processing and volume reduction of certain radioactive, hazardous and non-hazardous wastes and industrial by-products. MMT is aware of some competition from companies recycling hazardous wastes, but its primary competition comes from companies that provide radioactive and hazardous waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, incineration, plasma, vitrification, or other thermal treatment methods, on-site containment (including industrial lagoons), and release into the environment. The hazardous waste treatment and disposal industries are fragmented and characterized by a number of large and small companies. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that CEP will be able to compete favorably on the basis of these factors. Many technology developers also have begun to focus on the government markets as new opportunities continue to evolve. Some of these technologies may also be applied to the commercial radioactive waste and hazardous waste markets. The government is evaluating a wide variety of technologies, with the objective of identifying alternatives that offer benefits over conventional methods, such as incineration. Many of MMT's competitors have substantially greater financial and technical resources than MMT.

      For most waste streams, CEP is designed to provide recovery of products and re-use by generators or sale of such products to other commercial and government customers. CEP's potential cost advantage over conventional waste treatment and disposal methods is dependent, in part, on such re-use or sale. MMT anticipates that the price of such products will be established on the basis of competition with other large or small producers of raw materials and recycled products which may have greater financial resources and experience in connection with the production and marketing of such materials and products than MMT or its customers.

EMPLOYEES

      As of December 31, 1996, the Company had 481 full-time employees. The Company believes that it has been successful in attracting experienced and capable process development, engineering, operations and management personnel. The Company's growth and expansion plans depend in large part upon its ability to continue to attract and retain highly skilled scientific, managerial, manufacturing, operations and marketing personnel.

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

      In May 1997, the Company announced that as part of a restructuring designed to further MMT's transition from research and development into commercial operations, it had eliminated 77 positions (out of approximately 530), primarily at the Company's corporate headquarters in Waltham, Massachusetts, and at the Fall River Facility. Most of the eliminations were from MMT's design and development area. In November 1996, the Company announced that as part of a restructuring to more efficiently pursue opportunities in priority markets, it had eliminated 58 (out of 480) positions, primarily at the Company's corporate headquarters in Waltham, Massachusetts. Most of the eliminations were staff positions from finance and administration, sales and marketing, and government and regulatory affairs. The Company intends to continue hiring to fill positions that are critical to meeting the Company's technology delivery schedule.

ITEM 2. PROPERTIES

      The Company currently leases approximately 77,000 square feet of office space in Waltham, Massachusetts, that it uses as its corporate headquarters, under a seven-year lease expiring in 2003. This lease has a five-year extension option. The Company also has entered into a lease for an additional approximately 77,000 square feet of office space in the same office park in Waltham. This lease also has a seven year term with a five year extension option. The Company currently does not intend to occupy this additional space and is in the process of subleasing it to third parties. Currently, more than one third of this building has been subleased at rents in excess of the rent which the Company is required to pay, and the Company is negotiating subleases for the remaining space. The Company also has subleased its prior corporate headquarters in Waltham through the duration of the lease term. In addition, the Company has smaller offices in Washington D.C., Oak Ridge, Tennessee, Houston, Texas, Bay City, Texas and Denver, Colorado that are leased on a short-term basis.

      The Company has a ten-year lease expiring in 2004 with the Greater Fall River Development Corporation for the Fall River Facility located on ten acres of land in Fall River, Massachusetts. The lease includes three ten year extension options, exercisable at the option of the Company. The Fall River Facility has approximately 86,000 square feet of usable space, of which approximately 34,000 square feet is used for office and training and the remainder for research and development operations, warehousing and laboratories. The Company also has leased approximately 19,800 square feet of office, storage and warehouse space near the Fall River Facility. In July 1996, the Company purchased approximately five acres of land adjacent to the Fall River Facility. This land could be used for potential future expansion of the Fall River Facility.

      The Company has a lease with Hoechst Celanese Chemical Group, Inc. for the land on which the Bay City CEP Facility is being constructed. The lease has a term of ten years from the date that the facility begins commercial operation. The lease will be automatically extended for as long as MMT maintains the permits necessary to operate the facility and produces synthesis gas meeting agreed specifications.

      In connection with the acquisition of SEG's interest in the Q-CEP facility in Oak Ridge, Tennessee, MMT Tennessee purchased the approximately six acre parcel upon which the facility is located. MMT Tennessee also is occupying an office building located adjacent to the Q-CEP facility pursuant to a license which was acquired from SEG. This license has a one year term, expiring in January 1997, but MMT Tennessee has the right to negotiate a longer term lease for the building. During the one year period ending in December 1997, MMT Tennessee also has the right to occupy and use a portion of SEG's facility in Kingston, Tennessee for the conduct of certain wet waste processing activities. Thereafter, MMT Tennessee may move the personnel and equipment used for such activities to the Q-CEP facility site or may attempt to negotiate an extension to the one year occupancy period.

      As part of the acquisition of wet waste processing assets from VECTRA, MMT Tennessee acquired a maintenance facility located on approximately 16 acres of land in Columbia, South Carolina. MMT Tennessee will continue to operate this facility in connection with the wet waste business.

ITEM 3. LEGAL PROCEEDINGS

      In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. The first suit, filed on February 12, 1997, and the fifth suit, filed on March 28, 1997, name the Company and Messrs. William M. Haney, III, Christopher J. Nagel, Benjamin T. Downs, Victor E. Gatto, Jr., Ian C. Yates, John T. Preston and Maurice F. Strong as defendants. The other three suits, filed on February 13, February 20, and February 27, 1997, each name the Company and Messrs. Haney, Nagel, Preston and Strong as defendants. The complaints variously allege that the Company and the individual defendants made false and misleading statements concerning the development and commercialization of CEP and the availability of research and development funding from the DOE, and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of
Section 10(b) of the Securities Exchange Act of 1934 and state law. The complaints variously assert that the alleged false or misleading statements were made to inflate the price of the Company's common stock in order to facilitate its March 1996 offering of convertible subordinated notes, to reduce the number of shares contributed to M4 to match an investment by M4's co-owner, to enhance the value of stock or options held by the individual defendants, and to increase the price of stock sold by the individual defendants. Each of the suits seeks compensatory damages for alleged losses during the class periods (September 26, 1995 through October 21, 1996 in the first suit, March 28, 1995 through October 18, 1996 in three of the suits, and September 26, 1995 through October 20, 1996 in the fifth suit) as well as fees and costs. The suits are at an early procedural stage. While the Company has not yet filed answers to the complaints, the Company intends to deny liability. However, the ultimate outcome of the litigation cannot be determined at present.

      In April 1997, the Company and M4 received subpoenas from the Office of the Inspector General ("OIG") of the DOE which request various Company and M4 information and records. The OIG has not informed the Company or M4 of its reasons for requesting such information and records.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted to the Company's security-holders in the fourth quarter of fiscal 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      The Company's Common Stock began trading on the NASDAQ National Market System under the Symbol MLTN on February 10, 1993. The following table presents the quarterly high and low bid as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Fiscal Year ended December 31, 1995
                                   High        Low
                                   ----        ---
  First Quarter                  $19.25     $13.75
  Second Quarter                  26.25      15.75
  Third Quarter                   33.25      21.00
  Fourth Quarter                  41.25      27.50

 Fiscal Year ended December 31, 1996
                                   High        Low
                                   ----        ---
  First Quarter                  $40.25     $29.75
  Second Quarter                  36.50      28.00
  Third Quarter                   34.63      21.75

  Fourth Quarter                  33.25       9.25

      As of May 19, 1997, there were 939 holders of record of the Common Stock. On May 19, 1997, the closing bid price of the Company's Common Stock, as quoted by the NASDAQ National Market, was $7.25 per share. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

      In May 1996, the Company issued $143,750,000 of its 5.50% Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes are convertible at the option of the holder into shares of the Company's Common Stock at a conversion price of $38.75 per share. The Notes were offered and sold to qualified institutional buyers in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 144A and to a limited number of other institutional accredited investors (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities
Act) that executed and delivered a representation letter to the Company. In addition, certain of the Notes were sold outside the United States in accordance with procedures intended to support the Company's reliance on the exemption from the registration requirements of the Securities Act provided by Regulation S. The principal underwriters for this offering were Lazard Freres & Co. LLC, Alex. Brown & Sons Incorporated and Oppenheimer & Co., Inc. The Notes were purchased by these underwriters at a purchase price of 100% of principal amount less an aggregate offering discount of 3.0% of the principal amount.

      In connection with the acquisition of certain assets of the Retech division by M4, MMT issued a total of 352,361 shares of its Common Stock to LMC on April 30, 1996, and December 18, 1996. These shares were acquired by Lockheed Environmental Systems & Technologies Co. ("LESAT"), an indirect wholly-owned subsidiary of LMC, as consideration for the sale of certain assets of Retech and were then transferred by LESAT to LMC. The assets purchased by MMT were deemed to have a value of approximately $11.2 million. The shares were issued in accordance with the exemption from the registration requirements of the Securities Act provided in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


The following table sets forth selected financial information of the Company for the 5 years ended December 31, 1996.


                                                                         YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                              1996               1995               1994               1993               1992
                                              ----               ----               ----               ----               ----
STATEMENT OF OPERATIONS DATA
Revenue                                   $ 63,511,190       $ 44,181,398       $ 14,398,829       $  4,721,953       $  2,526,327
Operating expenses:
    Cost of revenue                         50,478,630         34,901,904         11,057,163          2,205,316          2,172,399
    Research and development                26,183,268         10,986,234         14,417,327         10,837,484          4,208,319
    Selling, general and administrative     18,708,514          2,877,371          7,132,256          5,661,953          4,133,270
                                          ------------       ------------       ------------       ------------       ------------
                                            95,370,412         48,765,509         32,606,746         18,704,753         10,513,988
Equity income from affiliate               (31,612,891)           834,294                 --                 --                 --
                                          ------------       ------------       ------------       ------------       ------------
Loss from operations                       (63,472,113)        (3,749,817)       (18,207,917)       (13,982,800)        (7,987,661)

Interest income                              8,812,303          5,559,690          4,376,403          1,861,077            400,559
Interest expense                            (6,521,654)        (1,455,084)          (737,741)          (160,233)           (15,972)
                                          ============       ============       ============       ============       ============
 Net income (loss)                        $(61,181,464)      $    354,789       $(14,569,255)      $(12,281,956)      $ (7,603,074)
                                          ============       ============       ============       ============       ============

 Net income (loss) per share              $      (2.62)      $       0.01       $      (0.67)      $      (0.69)      $      (0.59)
                                          ============       ============       ============       ============       ============

Weighted average common
    shares outstanding                      23,313,243         24,710,423         21,904,213         17,811,830         12,843,220
                                          ============       ============       ============       ============       ============

Supplementary net loss per share (1)                                                               $      (0.67)      $      (0.52)
                                                                                                   ============       ============

Supplementary weighted average
    common shares outstanding                                                                        18,293,320         14,509,887
                                                                                                   ============       ============

                                                                                    DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                         1996            1995            1994            1993            1992
                                                         ----            ----            ----            ----            ----
BALANCE SHEET DATA
Cash, cash equivalents and short-term
        investments                                 $ 129,067,763   $  86,276,250   $ 100,196,475   $ 104,423,037   $  2,234,110
Working capital                                       108,630,338      89,306,823      95,318,381     103,689,795        (72,876)
Total assets                                          272,745,249     153,336,001     135,541,524     123,628,053     11,523,176
Long-term liabilities, less current maturities (2)    173,597,488      26,818,466      24,549,733       3,625,427      3,538,531
Convertible preferred stock                                    --              --              --              --         72,727
Accumulated deficit                                   (97,820,411)    (36,638,947)    (36,993,736)    (22,424,481)   (10,142,525)
Stockholders' equity                                   63,511,832     109,908,656     102,135,257     116,333,308      5,264,679

(1) Supplementary net loss per share information for the years ended December 31, 1993 and 1992 is presented to reflect the conversion of preferred stock as if it occurred on the later of the first day of the period or the date of issuance of the preferred stock.

(2) Includes (i) deferred revenue of $1,900,000 at December 31, 1992, (ii) payments due under a technology purchase agreement of $1,385,889 at December 31, 1996 and $1,474,586 at December 31, 1995, 1994, 1993 and
         1992, (iii) deferred income of $2,437,500 at December 31, 1996 and $2,459,918 at December 31, 1995 and (iv) $5,020,765 of accumulated losses of affiliate in excess of investment at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

Revenue was approximately $63.5 million for 1996 compared with $44.2 million for 1995. The following table compares sources of revenue for the years ended December 31, 1996 and 1995:

                                              Year ended December 31,
                                              1996               1995
Engineering and construction           $ 37,796,000       $  20,242,000
R&D and consulting                       12,632,000          14,939,000
Technology transfer and success fees     13,083,000           9,000,000
                                       ------------         -----------
                                       $ 63,511,000         $44,181,000
                                       ============         ===========

Engineering and construction revenue is from services provided to M4 for the engineering, design and construction of the M4 Technology Center. The increase in 1996 over 1995 is a result of billings to M4 during the peak period of construction and start-up of the M4 Technology Center. Overall, the Company expects engineering and construction revenue to decline until it enters into definitive contracts to construct commercial CEP systems for customers that will be financially responsible, in whole or in part, for the construction of such systems. In March 1997, the Company and LMC entered into a Letter of Intent to restructure their relationship currently embodied in M4. Although the Company may earn revenue in the future pursuant to the proposed new agreements with LMC, the Company will earn limited additional revenue from the operations of M4 in 1997. Additionally, there is uncertainty as to the amounts and timing of revenue, if any, that may be earned by the Company in the future under the proposed new agreements with LMC.

R&D and consulting revenue decreased in 1996 from 1995 due to a reduction in billings under a cost sharing contract with the United States Department of Energy (the "DOE"). During 1996, the Company recorded $8 million in revenue for the reimbursement of R&D costs incurred under the cost sharing contract with the DOE compared to approximately $13.2 million for 1995. The decrease is a result of the Company reaching the funded contract value during the third quarter of 1996 and not entering into any arrangements providing for additional funding from the DOE. The Company expects to continue with research and development projects, some of which will be funded by third parties and some of which will be funded from the Company's working capital. The Company anticipates that the amount of both internally and externally funded research and development will decrease over the next year.

Technology transfer and success fees increased in 1996 over 1995 due to $5 million of revenue recognized for the sale of a license to M4 for the Japanese chemical weapons market. During 1996, the Company recognized the remaining $4 million of the original $14 million license fee from M4. This license fee was being recognized over a two year period that began in August 1994. Also during 1996, the Company recognized $4 million of plant start-up fees from M4. Under the terms of the M4 limited partnership agreement, the Company was entitled to a fee of $2 million upon the start-up of each of the first three CEP plants developed by M4. As of June 30, 1996, the Company had earned each of these three success fees. Part of the Company's strategy is to license its technology under arrangements which provide for up-front technology transfer fees, ongoing tolling fees, license fees or royalties and the Company expects such revenues to increase in future periods.

As commercial operations commence at the Company's facilities in Oak Ridge, Tennessee and Bay City, Texas, the Company expects to generate revenue from processing and recycling wastes. The Company expects that revenue from plant operations will be a significant portion of its total revenue in future periods. During 1996, however, the Company did not receive any revenue from plant operations. The existence and timing of revenues related to the Company's commercial operations will depend on a number of factors, including the ability of the Company and its affiliates to successfully market, permit and build CEP systems on a timely and economic basis for their target markets, customer acceptance of the technology, and competition from other companies in the Company's target markets, and no assurances can be made in this regard.

During 1996, revenue from M4 and DOE accounted for approximately 87% and 13% of revenue, respectively. The Company anticipates that during 1997 it will earn limited revenue from the operations of M4. In addition, other than the NICE(3) grant described in Item 1 above, the Company does not anticipate receiving research and development funding from the DOE in 1997.

Cost of revenue for 1996 increased to $50.5 from $34.9 million for 1995. The increase is primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4 and the deferral of income related to intercompany profit on the sale of assets to M4. The Company expects cost of revenue to increase in future periods as commercial operations commence at its facilities in Oak Ridge, Tennessee and Bay City, Texas.

Research and development expenses increased to $26.2 million in 1996 from $11.0 million in 1995. The increase reflects an increase in costs associated with the continued development of CEP and internally funded CEP demonstrations. The Company expects that R&D costs will decrease in the next year as efforts become more concentrated on commercial operations. SG&A expenses for 1996 increased to $18.7 million from $2.9 million in 1995. The increase reflects the hiring of additional personnel, the expansion of corporate infrastructure and a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company is making efforts to decrease SG&A expenses in future periods. The classification of expenses between cost of revenue, R&D and SG&A will depend in part on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

The Company accounts for its investment in M4 using the equity method and recorded an equity loss of $31.6 million in 1996 compared to equity income of $834,000 in 1995. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC share the profits and losses of M4 equally. During 1995, the Company's and LMC's capital accounts were not equal and the Company recorded its share of revenues and other income from M4 without recognizing any expenses from M4. This resulted in the Company having equity income from M4 in 1995. In the fourth quarter of 1996, the Company's and LMC's capital accounts became equal and the Company began to share in the recognition of expenses from M4. Because of substantial losses at M4 in the fourth quarter of 1996, the Company recorded $40.9 million in expenses from M4, resulting in a net equity loss from its investment in M4 of $31.6 million in 1996. A substantial portion of the losses at M4 are the result of impairment charges totaling approximately $60.9 million primarily relating to the M4 Technology Center. The Company expects to continue to incur equity losses from M4 until the ongoing restructuring is completed, which is expected during the second quarter of 1997.

Interest income for 1996 increased to $8.8 million from $5.6 million in 1995. The increase is due to interest earned on the net proceeds from the issuance of convertible debt in May 1996. The Company expects interest income to decline in the coming year as cash and short-term investments are used to fund initial commercial operations and continued investment activities, including expenditures for fixed assets. Interest expense for 1996 increased to $6.5 million from $1.5 million in 1995. The increase is due to interest on the convertible debt issued in May 1996. Interest expense is expected to increase in 1997 due to a full year of interest on the convertible debt issued in May 1996 and other potential debt financing. Inflation is not expected to have a material effect on future results of operations.

The Company's results of operations have varied significantly in the past and may continue to vary significantly in the future. The Company's results of operations in the past have been dependent largely on revenue from M4 and DOE and the Company's future profitability is dependent upon its ability to commercialize successfully its CEP technology and to find alternative sources of revenue. There can be no assurance that the Company will generate sufficient revenue to achieve profitability.

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for 1996, 1995 and 1994 would not have been materially different from the net income
(loss) per share reported by the Company.

In April 1997, the Company's Board of Directors appointed a committee of three outside directors to review matters concerning the Company's financial statements for the year ended December 31, 1996 and the allegations in the securities class actions described in Item 3 above. The committee has completed its review of matters affecting the presentation of the Company's financial statements, including the restatement discussed in Note 17 to the financial statements.

Years Ended December 31, 1995 and 1994

      Revenue was approximately $44.2 million for 1995 compared with $14.4 million for 1994. The increase is primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4, an increase in license fees from M4 and an increase in customer-funded activities under TDPs. The increase in 1995 TDP revenue over 1994 is a result of revenue earned under a cost-sharing contract with the U.S. government.

      During 1995, revenue from M4 and the DOE accounted for approximately 69% and 30% of revenue, respectively.

      Cost of revenue was approximately $34.9 million for 1995 compared with $11.1 million for 1994. The increase is primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4 and an increase in costs related to cost-sharing contracts with the U.S. government.

      Research and development expenses decreased to $11.0 million for 1995 from $14.4 million for 1994. The decrease is a result of increased customer funding resulting in an increase in research and development expenses being included in cost of revenue. Selling, general and administrative expenses decreased to $2.9 million for 1995 from $7.1 million for 1994. The decrease is a result of increased customer funding resulting in an increase in selling, general and administrative expenses being included in cost of revenue.

      Interest income increased to $5.6 million in 1995 from $4.4 million in 1995, reflecting a full year of interest earned on the net proceeds from debt financings in 1994. Interest expense increased to $1.5 million for 1995 from $.7 million for 1994, reflecting a full year of interest expense on a $21 million tax-exempt bond financing received during 1994. Equity income from affiliate increased to $.8 million in 1995 from $0 in 1994 reflecting the Company's share of revenue and other income earned by M4. Inflation is not expected to have a material effect on future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $129.1 million compared to $86.3 million at December 31, 1995. The increase was primarily a result of the net proceeds from the issuance of the Company's 5 -1/2% Convertible Subordinated Notes Due 2006. The increase was offset by cash used in operations and for the acquisition of fixed assets. During 1997, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company expects that its total capital expenditures for 1997 will be approximately $83 million.

During December 1996, MMT Tennessee signed a series of agreements to become the full owner of the Q-CEP facility it had jointly owned with SEG in Oak Ridge, Tennessee and to acquire certain assets used for handling and processing radioactive "wet waste." SEG was a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"). The Q-CEP facility is designed to process radioactive ion exchange resins from nuclear power plants. Pursuant to those agreements, MMT Tennessee acquired SEG's interest in the Q-CEP facility and certain assets of SEG and Westinghouse used in the "wet waste" business. These assets include contracts, equipment, services and personnel for processing radioactive waste streams at the Q-CEP facility. The purchase price for these assets was $31 million in cash, which was based on the parties' mutual agreement as to the fair market value of the assets being acquired. In connection with the asset purchase, MMT Tennessee obtained a non-compete agreement with SEG and Westinghouse which was valued based upon its estimated economic benefit to MMT Tennessee and is being amortized on a straight-line basis over the 5 year life of the agreement. The excess cost over the net assets acquired is being amortized on a straight-line basis over a period of ten years.

In March 1997, the Company and LMC announced that they had executed a letter of intent to restructure their relationship with respect to commercialization of CEP for the government waste market. The objective of the restructuring is to enable MMT and LMC to access target markets more efficiently by eliminating many of the organizational redundancies associated with the current M4 structure. LMC and MMT believe that the contemplated restructuring also will enable them to better leverage LMC's expertise in systems integration and MMT's ability to provide its CEP technology to target markets. After the completion of the restructuring, LMC and MMT each would be free to pursue projects formerly governed by the existing joint venture agreements, subject to the requirements established by the proposed new arrangements. The letter of intent contemplates five principal changes in the companies' relationship: (1) LMC would have the exclusive right to lead and pursue contracts for the Hanford radioactive tanked waste cleanup project described above, and MMT would provide directly to LMC certain construction and development services with respect to CEP, (2) the Company and LMC would form a new limited liability company to be their exclusive vehicle to deliver processing services to customers in the chemical demilitarization market worldwide, (3) MMT would have the exclusive right to lead and pursue worldwide opportunities for processing DUF(6), (4) the Company would become the sole owner of M4, which will continue to own and operate its primary remaining asset, the M4 Technology Center, and (5) the Retech division of M4, which provides plasma arc technology, would be transferred to LMC.
In connection with the proposed replacement of M4 by the Company on the Hanford team, the Company would deliver a pilot-scale, demonstration CEP plant to LMC in 1997 for a fixed price of $5 million. In addition, if the LMC team is awarded a contract under Phase 1B of the Hanford cleanup program and CEP is used in the Phase 1B performance, LMC would pay the Company a fee of $15 million and order a CEP production plant meeting agreed upon criteria at a price to be negotiated. $5 million of this fee would be payable on award of the contract and the remaining $10 million would be payable upon timely delivery and acceptance of the CEP production plant. The Company also would be entitled to an on-going royalty of 3.5% of all revenues generated from the processing of waste in equipment supplied by the Company under the Hanford contract.

The limited liability company to be formed by the Company and LMC would have worldwide rights to commercialize CEP for the chemical weapons demilitarization market. The limited liability company would be owned 50/50 by LMC and the Company. The Company would be entitled to success fees of up to an aggregate of $25 million in connection with the successful deployment of CEP systems to process chemical weapons. The limited liability company would have an initial term of five years.

As sole owner of M4, the Company would be responsible for the future operations of the M4 Technology Center, and would be entitled to all future revenues from such operations. Under the terms of the letter of intent, the $38 million aggregate principal amount of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center would remain outstanding, LMC's guarantee of these bonds would remain in place, and each of LMC and the Company would be jointly responsible for the principal, interest and other costs relating to these bonds.

In addition to the changes described above, the Company and LMC have agreed in the letter of intent that the Company would have the exclusive right to lead and pursue worldwide opportunities for processing DUF6. LMC would have the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties, and would agree not to pursue this market for five years except jointly with the Company.

LMC and the Company also would establish a strategic alliance committee, comprising three representatives from each company, to review and monitor the relationships created by the restructuring and to evaluate new market opportunities within the DOE and DoD markets.

In connection with the proposed restructuring, LMC would forgive $15 million aggregate principal amount and all accrued interest under its line of credit with M4, and the Company would contribute outstanding accounts receivable of $14.6 million to M4's capital. LMC and the Company will generally share equally in substantially all of the costs of the restructuring.

The restructuring described above is based on the terms set forth in a non-binding letter of intent between the Company and LMC. Completion of the restructuring is dependent upon a number of factors, including the negotiation of definitive agreements and the approval of the Boards of Directors of the Company and LMC. There can be no assurances that the Company and LMC will successfully consummate the transactions described in the letter of intent.

On January 29, 1997, MMT Tennessee acquired certain low-level radioactive waste processing assets of VECTRA, a spent nuclear fuel and radioactive waste services company located in San Ramon, California. MMT Tennessee paid $3.9 million in cash for the VECTRA waste-handling assets, which include machinery, equipment, spare parts, intellectual property and customer contracts

The Company is currently constructing the Bay City CEP Facility in Bay City, Texas. During 1996, the Company spent approximately $12.6 million for the engineering, construction and permitting of this facility.

As of December 31, 1996, accounts receivable from affiliate (billed and unbilled, in the aggregate) decreased by approximately $9.1 million from December 31, 1995 as a result of the reclassification of certain amounts due from M4 to accumulated losses of affiliate in excess of investment in light of the proposed treatment of these receivables in connection with the M4 restructuring.

As of December 31, 1996, other assets increased by approximately $5 million from December 31, 1995 due to costs incurred for issuance of the Company's 5 -1/2% Convertible Subordinated Notes Due 2006. As of December 31, 1996, prepaid expenses increased by approximately $4.0 million from December 31, 1995 due to increases in prepayments to suppliers, accrued interest receivable and spare parts. Restricted cash decreased by approximately $4.8 million from 1995 to 1996 due to expenditures of funds reserved for qualified spending relating to a tax-exempt bond financing for the Fall River Facility The Company's investment in M4 decreased by approximately $5.9 million from December 31, 1995, resulting in accumulated losses of affiliate in excess of investment of approximately $5.0 million, primarily due to the recognition of the Company's share of M4's expenses, including the effect of a reduction in the carrying value of M4's long-lived assets.

As of December 31, 1996, deferred revenue from affiliate decreased by approximately $4 million from December 31, 1995 due the recognition of technology transfer fees from M4 as revenue in 1996.

In May 1996, the Company issued $143,750,000 of Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes have a term of ten years and are payable in full on May 1, 2006. The Notes bear interest at the rate of 5.50% per year payable semi-annually. The Notes are convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $38.75 per share. Beginning in May 1999, the Notes become redeemable at the option of the Company at an initial redemption price of 102.75% of the principal amount plus any accrued interest. Upon a change of control (as defined in the Indenture relating to the Notes) or in the event the Company's common stock is neither listed on a U.S. national securities exchange nor approved for trading on an established automated over-the-counter U.S. trading market, each holder of the Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at price equal to 100% of the principal amount plus any accrued interest. The Notes are subordinated in right of payment to the Company's other existing debt.

In 1994, the Company completed a tax-exempt bond financing in connection with the Fall River Facility. Pursuant to the financing, the Company entered into a loan agreement with the Massachusetts Industrial Finance Agency, which issued $21 million aggregate principal amount of Solid Waste Disposal Facility

Revenue Bonds. The bonds are payable in annual sinking fund installments beginning in 1998 and ending in 2014 and bear interest at 8.25% per annum payable semi-annually.

During 1996, the Company earned revenue from M4 relating to services provided for the engineering and construction of CEP systems and from technology transfer and success fees. For revenue amounts that are capitalized by M4, the portion of the related gross profit that is allocable to the Company's ownership interest in M4 has been deferred, and will be recognized over the period that the related assets are depreciated by M4. As of December 31, 1996, the related deferred income increased by $4,435,000 from December 31, 1995 due to billings under license agreements and construction contracts with M4.

In October 1996, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock. Under this authorization, 40,000 shares were repurchased by the Company in 1996 for $483,000, and 70,400 shares were repurchased by the Company in 1997 for $769,000. The Company does not anticipate repurchasing additional shares in the foreseeable future.

In March 1996, the Company entered into a new lease for the Company's corporate headquarters. In September 1996, the Company entered into a new lease for additional space in the same office park as the Company's corporate headquarters. Each of these leases is for seven years, and future minimum lease payments of approximately $22.8 million in the aggregate are due on a monthly basis throughout the seven-year term. The Company does not currently intend to occupy the second building and is in the process of negotiating subleases for such space. The Company has accrued $1.3 million for anticipated losses relating to this lease net of expected sub-lease income.

The Company incurred a substantial net loss for the quarter ended March 31, 1997. The Company's current business plan indicates that the Company will require additional financing to be used for the completion of its planned capital expenditures through the end of 1997, including the completion of the Bay City CEP Facility, and to continue its research, development and other efforts necessary to commercialize its CEP technology. Accordingly, the Company intends to raise additional financing during 1997, and has retained several investment banking firms to assist it in these efforts. These sources of financing could include a tax-exempt bond financing for MMT Tennessee, which owns and operates the Q-CEP facility in Oak Ridge, Tennessee and the wet waste assets acquired from SEG and VECTRA. If the Company does not obtain additional financing during 1997, it would have a materially adverse effect on the Company's operations. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

The Company has provided a full valuation allowance for deferred tax assets because the realization of the future benefits from these deferred tax assets cannot be reasonably assured. The amount of the deferred tax assets considered realizable is subject to change based on estimates of taxable income during future periods. If the Company achieves sustained profitability, these deferred tax assets would be available to offset future income taxes, subject to potential limitations relating to ownership changes.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Certain statements contained in this Form 10-K regarding future events or the future financial performance of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning the Company's growth strategies, anticipated trends in the Company's business, receipt of research and development funding, anticipated capital expenditures, anticipated revenues from license fees and commercial operations, continued operations and start-up of operations at the Company's and M4's CEP facilities, construction and operation of the Bay City CEP Facility, expected sales of CEP systems by the Company and its partners, regulatory acceptance of the

Company's CEP technology, the Company's plans to obtain additional financing, and expectations regarding the future performance of the Company's relationship with LMC. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results could differ materially from those contemplated by these forward-looking statements. Among the risks and uncertainties which could affect actual results are:

      Customer Acceptance of CEP - CEP is a new and developing technology for which there is no established market. The Company may be unable to sell CEP systems if potential customers do not view CEP as an economically and environmentally acceptable means of disposing of wastes and by-products.

      Development Risk - The Company has limited experience developing and constructing commercial CEP plants. In addition, the Company's "first of a kind" CEP plants have required larger capital expenditures and a longer period to develop and construct than originally anticipated by the Company. If the Company is not able to develop and construct CEP plants, particularly "second of a kind" plants, on time and under budget, this would have a material adverse effect on the Company's ability to successfully sell CEP plants to customers and to obtain financing for the development and construction of CEP plants.

      Lack of Sustained Commercial Operations - The Company has limited experience operating commercial CEP plants. There can be no assurance that the Company will be able to operate CEP systems on a sustained basis in commercial-scale use, that such systems can be operated profitably, or that such systems will successfully process feedstocks and recover commercially usable or saleable materials.

      Compliance with Regulatory Requirements - The Company and its customers and potential customers must operate in compliance with federal, state and local environmental laws and regulations. Failure to obtain required permits or failure of CEP to meet environmental standards would have a material adverse affect on the Company's ability to sell, site and operate CEP plants. In addition, the stringency and level of enforcement of environmental laws and regulations will have a material effect on demand for the Company's technology.

      Obtaining Required Funding - The Company will require substantial funds to construct the initial commercial CEP systems that it anticipates it will own and operate, and to continue its development activities. The Company's future capital requirements could vary significantly and will depend on certain factors, many of which are not within the Company's control, including customers' decisions to finance, own and operate their CEP systems; the terms of any collaborative arrangements entered into by the Company; the progress of the Company's development of CEP; the nature and timing of permits required for CEP systems; and the availability and terms of alternative sources of financing. Failure to obtain necessary financing could have a materially adverse impact on the Company's ability to own and operate certain initial CEP facilities and to continue its development activities.

      Dependence on Disposal Facilities - Some materials produced using CEP may have little to no commercial value, and may be considered wastes. Such waste may be classified as a hazardous or low-level radioactive waste (and may need to be handled as such) under current United States environmental regulations. In addition, such waste may need to be disposed of at specially permitted disposal facilities. In order to utilize such facilities, any waste produced by CEP must meet the acceptance criteria of the particular facility. Fees for disposal of wastes at such facilities, and the methods for calculating such fees, are subject to change. The Company's ability to operate its CEP systems profitably may be adversely affected by increases in such fees or changes in the methods of calculating such fees. The Company expects that the volume of residual waste streams produced from the processing of radioactive wastes with Q-CEP will be greater than those produced from other applications of CEP.

      Significant Customers - The Company has historically been dependent on two customers, M4 and the DOE, for a substantial portion of its revenues. The Company does not expect to be receiving substantial revenues from M4 or the Department of Energy in 1997. The Company's future profitability is dependent upon, among other things, its ability to find alternative sources of revenue. There can be no assurance that the Company will generate sufficient revenue to achieve profitability.

      Operating History - The Company's quarterly revenues and operating results have varied significantly in the past and may continue to vary significantly in the future as a result of the factors listed above. In addition, because the purchase of a CEP plant involves a substantial capital commitment, the Company's sales cycle can be lengthy and subject to risks and uncertainties over which the Company has little or no control. These include budgetary constraints, regulatory requirements, changes in technology, and competition. Variations in the timing of recognition of particular revenues due to changes in project scope or timing may adversely and disproportionately affect the Company's operating results. The Company's future profitability is dependent upon, among other things, its ability to successfully commercialize its CEP technology. There can be no assurance that the Company will generate sufficient revenue to achieve continued profitability.

      Competition - The Company's competitors, many of which have substantially greater financial resources than the Company, may develop technologies superior to those of the Company. To the extent these competitors offer comparable services or products at lower prices or of higher quality, or more cost-effective waste disposal alternatives, the Company's ability to compete effectively could be adversely affected.

      Additional factors which may cause actual results to differ are described in Exhibit 99.1 to this Form 10-K, as well as the Company's other filings with the Securities and Exchange Commission and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules data listed in Item 14 are filed as part of this report on pages F-1 through F-42.

      The filing of this report and the release of the Consolidated Financial Statements for the year ended December 31, 1996 were delayed by the events described in Item 9 hereof and by the need to complete assessments of the recoverability of the long-lived assets of the Company and M4 in accordance with the requirements of Financial Accounting Standards No. 121.

      Also, in April 1997, the Company's Board of Directors appointed a committee of three outside directors to review matters concerning the Company's financial statements for the year ended December 31, 1996 and the allegations in the securities class actions described in Item 3 above. The committee has completed its review of matters affecting the presentation of the Company's financial statements, including the restatement discussed in Note 17 to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On March 27, 1997, M4 engaged Price Waterhouse LLP ("Price Waterhouse") to audit M4's financial statements for the fiscal year ended December 31, 1996. Price Waterhouse was engaged by M4 after Coopers & Lybrand L.L.P., the previous accountants for M4, resigned as M4's accountants on March 6, 1997. Coopers & Lybrand advised M4 that it had resigned as M4's accountants mainly because Price Waterhouse proposed to refer to Coopers & Lybrand's report on M4's financial statements in Price Waterhouse's audit of the Company's financial statements, and Coopers & Lybrand did not want to consent to such association. In its capacity as the Company's independent accountants, Price Waterhouse has not expressed reliance on any audit report of Coopers & Lybrand relating to M4. Coopers & Lybrand's audit reports for M4 for the period from inception (August
1994) through the date of resignation did not contain any adverse opinions or disclaimer of opinions or qualifications or modifications as to uncertainty, audit scope or accounting principles, and there were no disagreements or reportable events (within the meaning of Item 304 of Regulation S-K) between M4 and Coopers &

Lybrand during such period. Prior to the engagement of Price Waterhouse, M4 had not consulted with Price Waterhouse regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on M4's financial statements. The Company has consulted with Price Waterhouse, in Price Waterhouse's capacity as the Company's independent accountants, on various occasions with respect to transactions between the Company and M4.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      There is shown below for each director and executive officer, as reported to the Company, the name, age and family relationship, if any, with any other director or officer; the principal occupation and employment over at least the last five years; the position, if any, with the Company; the period of service as a director or officer of the Company; and certain other directorships held. The Board of Directors is currently set at seven members, each of whom is elected to hold office until the next annual meeting of stockholders, or special meeting in lieu thereof, and until their respective successors are duly elected and qualified.

                                                                    Director/Officer
Name                       Age                Office Held                Since
----                       ---                -----------                -----
William M. Haney, III       35      Chairman of the Board of             1989
                                    Directors, President and
                                    Chief Executive Officer

Christopher J. Nagel,       39      Vice President of Process            1989
Sc.D.                               Fundamentals/ Founding
                                    Scientist and Director

James B. Anderson (1)       47                 Director                  1990

Peter A. Lewis (2)          66                 Director                  1993

John T. Preston (1)(2)      47                 Director                  1989

Maurice F. Strong           68                 Director                  1992

Robert A. Swanson           49                 Director                  1992

Eugene Berman               55      Vice President of Government         1992
                                    and External Affairs

Benjamin T. Downs           34      Executive Vice President of          1990
                                    Finance and Administration and
                                    Chief Financial Officer

William J. Garner           58      Vice President of Design and         1996
                                    Development

Victor E. Gatto, Jr.        50      Vice President, Government and       1993
                                    Nuclear Sales

Ethan E. Jacks              43      Vice President and General           1991
                                    Counsel

G. Earl McConchie           46      Vice President of Sales and          1996
                                    Marketing

Katharyn F. Santoro         43      Vice President of Human              1994
                                    Resources
Charles W. Shaver           38      Chief Operating Officer              1996

------------

(1)   Currently a member of the Audit Committee.
(2)   Currently a member of the Compensation Committee.


      WILLIAM M. HANEY, III, has served as a Director of the Company since December 1989 and as its Chairman of the Board, President and Chief Executive Officer since June 1990. In 1989, Mr. Haney founded Energy BioSystems Corporation, a developer of microbial systems for desulfurizing hydrocarbons, and served as a member of its Board of Directors from 1989 to 1993. Mr. Haney serves or has served as a member of the President's Circle of the National Academy of Sciences, on boards for the United States Department of Commerce, the Environmental Protection Agency, Harvard University and the World Resources Institute relating to technology innovation and environmental issues, and on the board of WGBH-Boston. Mr. Haney holds an A.B. degree from Harvard University.

      CHRISTOPHER J. NAGEL, SC.D., has served as a Director of the Company since November 1989 and as Vice President of Process Fundamentals/Founding Scientist since October 1996. From August 1994 until October 1996, Dr. Nagel served as Executive Vice President of Science and Technology, and from 1990 until August 1994, Dr. Nagel served as Senior Vice President of Science and Technology. From 1986 until 1991, Dr. Nagel was a doctoral student in the School of Chemical Engineering at Massachusetts Institute of Technology ("M.I.T."). Dr. Nagel holds a Sc.D. in Chemical Engineering from M.I.T. and a B.S. in Chemical Engineering from Michigan Technological University.

      JAMES B. ANDERSON, PH.D., has served as a Director of the Company since December 1990. Dr. Anderson is the Second Vice President responsible for the venture capital portfolio of The Travelers Companies where he has been employed since 1987. Prior to joining Travelers, Dr. Anderson was employed as the Vice President of Research for Technology Assessment for Advest, Inc. from 1983 to 1987. Dr. Anderson holds a Ph.D. in Materials Science from the University of Connecticut and a B.S. in Physics from Worcester Polytechnic Institute. Dr. Anderson also serves on the Board of Directors of Biofield, Inc. and Voxel, Inc., as well as a number of other private companies.

      PETER A. LEWIS has served as a Director of the Company since June
1993. Mr. Lewis was a general partner of Lazard FrEres & Co. from 1969 until January 1993, concentrating primarily in the area of domestic and international mergers and acquisitions. Since January 1993, Mr. Lewis has been a limited partner of Lazard FrEres & Co. and has served as a limited managing director since 1995. From 1966 to 1969, Mr. Lewis served as Deputy Assistant Secretary in the United States Department of Housing and Urban Affairs and Assistant Director of the United States Bureau of the Budget.
Mr. Lewis is also a director of Breed Technologies, Inc., a manufacturer of automobile components, and certain privately held companies. Mr. Lewis holds an M.B.A. from the Harvard Graduate School of Business, an M.A. from the Harvard Asian Studies Program and an A.B. from Harvard College.

      JOHN T. PRESTON has served as a Director of the Company since December 1989. Mr. Preston has been the President of Quantum Energy Technologies Corporation, a technology-based startup company working on products to improve energy efficiency in lighting, combustion and other areas, since January 1996. Prior to that, Mr. Preston was the Director of Technology Development at M.I.T. from 1992 to the end of 1995, and the Director of the M.I.T. Technology Licensing Office from 1986 to 1992. Mr. Preston has been a member of the Board of Directors of Energy BioSystems Corporation since 1991 and is a member of the Board of Directors of Clean Harbors, Inc., as well as several privately held companies. Previously, Mr. Preston was a founder of Visual Communication Network and Associate Director of the M.I.T. Industrial Liaison Program. Mr. Preston holds an M.B.A. from Northwestern University and a B.S. in Physics from the University of Wisconsin.

      MAURICE F. STRONG has served as a Director of the Company since 1989 except during the period of May 1990 to September 1992. Mr. Strong currently is the Executive Coordinator for U.N. Reform, and has been the Chairman of Strovest Holdings, Inc. since 1983. From December 1992 to December 1996, Mr. Strong was Chairman of Ontario Hydro, a major Canadian utility, and was its Chief Executive Officer from December 1992 to November 1995. From March 1990 to August 1992, Mr. Strong was Under Secretary General of the United Nations, Secretary-General of the 1992 U.N. Conference on Environment and Development, and Chairman of the Earth Summit. Mr. Strong is currently Senior Adviser to the President of the World Bank, Chairman of Quantum Energy Technologies Corporation, and a member of the Board of Directors of several other companies. Mr. Strong also is Chairman of the Earth Council Institute and the World Resources Institute and is affiliated with numerous environmental, humanitarian and development organizations.

      ROBERT A. SWANSON has served as a Director of the Company since March 1992. Mr. Swanson, a founder of Genentech and its Chief Executive Officer from 1976 to 1990, was its Chairman of the Board from 1990 to 1996. Currently, Mr. Swanson is the Chairman of K&E Management, Ltd., a private investment management company. Prior to forming Genentech, Mr. Swanson was a partner with Kleiner & Perkins, a venture capital partnership, and from 1970 to 1974 he was an investment officer with Citicorp Venture Capital Ltd. Mr. Swanson serves on the Board of Fellows of the Faculty of Medicine at Harvard University, and is a member of the Biology Visiting Committee of, and has served as a Trustee for, M.I.T. Mr. Swanson is a member of the Royal Swedish Academy of Engineering Sciences. Mr. Swanson holds an S.M. from M.I.T.'s Sloan School of Management and a B.S. in Chemistry from M.I.T.

      EUGENE BERMAN joined the company as Vice President of Regulatory and Community Affairs of the Company in May 1992, and now serves as Vice President of Government and External Affairs. Prior to joining the Company, Mr. Berman was a contract partner responsible for environmental matters, with particular emphasis on permitting and environmental compliance, in the law firm of Gaston & Snow from May 1989 to September 1991 and a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo from October 1991 to April 1992. Mr. Berman holds a J.D. from Georgetown University Law Center and holds a B.S. in Chemical Engineering from the University of Pennsylvania.

      BENJAMIN T. DOWNS joined the Company in June 1990 and served as Vice President of Finance and Administration and Treasurer of the Company from August 1990 until May 1995. Since May 1995, Mr. Downs has served as Executive Vice President of Finance and Administration and Treasurer. Mr. Downs was the Vice President of Finance and Administration of Energy BioSystems Corporation, a developer of microbial systems for desulfurizing hydrocarbons, from December 1989 until December 1991. Mr. Downs was a founder of Nexus Development in 1989, a communications software development firm that was sold to Microcom in 1989. Prior to founding Nexus in 1989, Mr. Downs was employed by Intel Corporation from 1984 to 1989 where his responsibilities included financial accounting, budgeting and the development of the corporate financial forecasting system. Mr. Downs holds an A.B. from Harvard University.

      WILLIAM J. GARNER joined the Company in August 1996 as Vice President of Design and Development. Mr. Garner was the Director, Process Research and Development, of the Polyolefins Division of Union Carbide Corporation from September 1990 to August 1996. He held a number of management positions at Union Carbide from 1975, all associated with the development, design, commercialization and licensing of Union Carbide's leading UNIPOL(R) polymers technology. During Mr. Garner's tenure at Union Carbide, this technology was extended to over 110 reactors worldwide and 12 million tons of annual capacity. Mr. Garner holds a B.S. and M.S. in Chemical Engineering from Texas A&M University and an M.S. in Industrial Hygiene from the University of Pittsburgh.

      VICTOR E. GATTO, JR., ED.D., joined the Company as Director of
Government Affairs in February 1992, served as Vice President of Government and Nuclear Business from September 1993 to March 1997, and currently serves as Vice President of Government and Nuclear Sales. From 1991 to February
1992, Dr. Gatto was an independent consultant assisting start-up companies with innovative technologies in the areas of government, political and regulatory affairs at the state and federal level. From 1990 to 1991, Dr. Gatto was Finance Director of the Massachusetts Republican Party. From 1987 to 1990, Dr. Gatto was employed by Davidson College. Dr. Gatto holds an Ed.D., an Ed.M. and an A.B. from Harvard University.

      ETHAN E. JACKS has served as Vice President and General Counsel since November 1991 and as Secretary or Assistant Secretary of the Company since August 1990. From 1990 to 1991, Mr. Jacks was a partner in the Corporate and Finance Department of the law firm of McDermott, Will & Emery. Prior to joining McDermott, Will & Emery, he was a partner in the Corporate and Finance Department of Fine & Ambrogne from 1987 to 1990. Mr. Jacks holds a J.D. from Georgetown University Law Center, an S.M. from the Sloan School of Management at M.I.T. and a B.S. from M.I.T.

      G. EARL MCCONCHIE joined the Company as Vice President of Chemicals and Plastics Business in April 1996, and currently serves as Vice President of Sales and Marketing. Since 1972, Mr. McConchie has held a number of management positions at the Dow Chemical Company ("Dow"), one of the largest U.S. based chemical companies. From 1992 to April 1996, Mr. McConchie served as the Global Business Director and Global R&D Director of Dow's RCl, HCl and Incineration Business, where he was responsible for business management and technology development and implementation, involving 12 major manufacturing sites and global business. Mr. McConchie holds a B.S. in Chemical Engineering from Virginia Tech.

      KATHARYN F. SANTORO joined the Company as Vice President of Human Resources in January 1994. Ms. Santoro had previously been employed by Thinking Machines Corporation, a supercomputer manufacturer, as Director of Human Resources since 1989 and prior to that was Director of Human Resources for Lotus Development Corporation, a software company. Ms. Santoro holds a B.A. in Psychology from the University of California, Santa Barbara and an M.Ed. in Counseling Psychology from Boston College.

      CHARLES SHAVER joined the Company as Vice President of Manufacturing in August 1996, and is currently the Chief Operating Officer. Mr. Shaver jointed MMT after a most recent assignment as leader for the Epoxy Products Business Unit at Dow Chemical. The Epoxy Products Business Unit of Dow represented $1.5 billion in sales and over 20 manufacturing sites around the
world, employing over 1200 people.   Mr. Shaver had been in a number of
management and engineering leadership roles across a wide variety of business and technologies within Dow Chemical from 1980 to 1996. Mr. Shaver hold a B.S. in Chemical Engineering from Texas A&M University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, the Company's directors and executive officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established and the Company is required to report in this Annual Report on Form 10-K any failure to file by these due dates during 1996. Based on a review of the forms filed by the above persons, the Company believes that all of these filing requirements were timely satisfied by its directors, executive officers and 10% holders, with the exception of Mr. Haney, who on one occasion was late in filing the appropriate form documenting one open market purchase transaction, and Ian C. Yates, a former Vice President of the Company, who on two occasions after departing from the Company was late in reporting a total of five option exercise transactions. In making this statement, the Company has relied upon the written representations of its directors, officers and ten percent holders and copies of the reports that have been filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      Summary Compensation Table. The table below sets forth certain summary compensation information for the three years ended December 31, 1996 with respect to the Company's Chief Executive Officer and the four other most highly compensated officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                          ---------------------------------        ---------------------------------
                                                                   RESTRICED  SECURITIES
                                                                      STOCK   UNDERLYING      LTIP            ALL OTHER
NAME AND PRINCIPAL        YEAR       SALARY(1)        BONUS           AWARDS    OPTIONS      PAYOUTS         COMPENSATION
------------------        ----       ---------        -----           ------    -------      -------         ------------
      POSITION
      --------
William M. Haney,         1996       $344,167       $     --            --        30,100         --          $ 18,140(2)
  III                     1995       $289,167             (3)           --        14,826         --          $ 26,777(4)
  Chairman, Chief         1994       $280,000             --            --       108,000         --          $ 17,119(5)
  Executive
  Officer and
  President

Christopher J             1996       $201,333       $ 11,250            --        39,000         --          $ 69,022(6)
  Nagel, Sc.D             1995       $192,000       $ 21,600            --           100         --          $ 24,724(7)
  Vice President          1994       $182,801       $    310            --        54,000         --          $ 45,897(8)
  of Fundamentals
  and Founding
  Scientist

Benjamin T. Downs         1996       $190,833       $     --            --        35,250         --          $    146(9)
  Executive Vice          1995       $135,993         19,125            --         7,600         --          $    146(10)
  President of            1994       $143,310         32,448            --        43,400         --          $    100(11)
  Finance and
  Administration
  and Chief
  Financial Officer

G. Earl McConchie(12)     1996       $163,457       $  7,031        40,000        50,000         --          $ 68,587(13)
  Vice President
  of Sales and
  Marketing

Victor E. Gatto,          1996       $174,646       $  6,750            --        45,250         --          $    949(14)
  Jr                      1995       $151,000       $ 55,000            --           100         --          $    569(15)
  Vice President          1994       $143,906       $ 15,310            --        72,175         --          $    348(16)
  of Government
  and Nuclear Sales

--------------
(1)   Salary includes amounts deferred pursuant to the Company's 401(k) Plan.

(2) Represents a payment of $17,876 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $264 in term life insurance premiums on a group policy maintained by the Company.

(3) Mr. Haney directed that his bonus for 1995, $100,800, be paid by the Company to a charitable foundation designated by Mr. Haney.

(4) Represents a payment of $26,561 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $216 in term life insurance premiums on a group policy maintained by the Company.

(5) Represents a payment of $16,903 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $216 in term life insurance premiums on a group policy maintained by the Company.

(6) Represents a payment of $24,475 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, $198 in term life insurance premiums on a group policy maintained by the Company and a payment of $44,349 pursuant to a Technical Assignment Agreement between the Company and Dr. Nagel dated May 31, 1990.

(7) Represents a payment of $24,526 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, and $198 in term life insurance premiums on a group policy maintained by the Company.

(8) Represents a payment of $24,547 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, $187 in term life insurance premiums on a group policy maintained by the Company and $21,163 in interest forgiven by the Company on a $400,000 note, which was paid in full in December 1994.

(9) Represents $146 in term life insurance premiums on a group policy maintained by the Company.

(10) Represents $146 in term life insurance premiums on a group policy maintained by the Company.

(11) Represents $100 in term life insurance premiums on a group policy maintained by the Company.

(12)  Mr. McConchie became an employee of the Company in April 1996.

(13) Represents $68,067 for reimbursement of relocation expenses, and $522 in term life insurance premiums on a group policy maintained by the Company.

(14) Represents $749 in term life insurance premiums on a group policy maintained by the Company, and $200 payment of a life-cycle account maintained by the Company.

(15) Represents $369 in term life insurance premiums on a group policy maintained by the Company, and $200 payment of a life-cycle account maintained by the Company.

(16) Represents $348 in term life insurance premiums on a group policy maintained by the Company.


      Option Grants in Last Fiscal Year. The following table sets forth information as to stock options granted for the year ended December 31, 1996 to each of the individuals listed in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants                               Potential Realizable
                                   ------------------------------------------------------                Value of Assumed
                                   Number of     % of Total                                            Annual Rates of Stock
                                   Securities      Options                                            Price Appreciation for
                                  Underlying      Granted to     Exercise                                  Option Term (3)
                                    Options       Employees in      Price        Expiration             --------------------
      Name                          Granted       Fiscal Year    ($/Share)(1)     Date (2)              5%               10%
      ----                          -------       -----------    ------------     --------              --               ---
  William M. Haney, III                100(4)         0.01%       $   37.25    January 25,2006       $    2,343       $    5,937
                                    60,000(5)         6.44%       $   31.75    May 7, 2006           $1,198,044       $3,036,079

  Christopher J. Nagel,                100(4)         0.01%       $   37.25    January 25,2006       $    2,343       $    5,937
     Sc.D                            8,900(6)         0.95%       $   35.75    March 1, 2006         $  200,099       $  507,089
                                    30,000(5)         3.22%       $   31.75    May 7, 2006           $  599,022       $1,518,040

  Benjamin T. Downs                    100(4)         0.01%       $   37.25    January 25,2006       $    2,343       $    5,937
                                     5,150(6)         0.55%       $   35.75    March 1, 2006         $  115,787       $  293,428
                                    30,000(5)         3.22%       $   31.75    May 7, 2006           $  599,022       $1,518,040

  G. Earl McConchie                 50,000(7)         5.37%       $   34.75    April 15,2006         $1,092,704       $2,769,128

  Victor E. Gatto, Jr                  100(4)         0.01%       $   37.25    January 25,2006       $    2,343       $    5,937
                                    15,150(6)         1.62%       $   35.75    March 1, 2006         $  340,617       $  863,191
                                    30,000(5)         3.22%       $   31.75    May 7, 2006           $  599,055       $1,518,040

      ------------

      (1) The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date.

      (2) The term of each option may not exceed 10 years (except that with respect to any optionee who owns more than 10% of the total combined voting power of all classes of stock of the Company, the term may not exceed five years if such option is an "incentive stock option").

      (3) There is no assurance provided to any officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the officers.

      (4) These stock options, granted in January 1996, were granted to each employee of the Company and were vested at time of grant.

      (5) These stock options, granted in May 1996, vest over a 4 year period, with 10% vesting in May 1997, 15% vesting in May 1998, 25% vesting in May 1999, and 50% vesting in May 2000.

      (6) These stock options, granted in March 1996, vest over a 5 year period with 20% vesting in each November 1997, November 1998, November 1999, November 2000 and November 2001.

      (7) These stock options, granted in April 1996, vest over a 5 year period with 20% vesting in each April 1997, April 1998, April 1999, April 2000 and April 2001.

      Option Exercises in Last Fiscal Year. The following table sets forth information as to options exercised during the year ended December 31, 1996 and as to unexercised options held at the end of such fiscal year by the individuals listed in the Summary Compensation Table.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                 Number of Securities
                                                                Underlying Unexercised            Value of Unexercised
                                                                        Options                   In-the-Money Options
                                   Shares                          at Fiscal Year End              at Fiscal Year End(1)
                                 Acquired on       Value        --------------------------     ----------------------------
    Name                          Exercise       Realized       Exercisable   Unexercisable    Exercisable    Unexercisable
    ----                          --------       --------       -----------   -------------    -----------    -------------
William M. Haney, III              86,000       $2,977,400         671,811        91,781       $ 6,474,424       $     --
Christopher J. Nagel, Sc.D             --       $       --       2,040,126        60,900       $20,206,349       $     --
Benjamin T. Downs                 105,000       $2,243,100         198,348        98,842       $ 1,988,031       $317,322
G. Earl McConchie                      --       $       --              --        50,000       $        --       $     --
Victor E. Gatto, Jr                 2,800       $   92,470          46,827       101,923       $    40,794       $ 95,200

   ------------


      (1) Calculated on the basis of the closing price of the Common Stock on December 31, 1996 of $11.75 per share, as reported by the Nasdaq National Market, minus the exercise price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. To the Company's knowledge, there were no other relationships involving members of the Committee or other directors of the Company requiring disclosure in this proxy statement.

      The Company's Compensation Committee currently consists of Peter A. Lewis and John T. Preston.

EXECUTIVE EMPLOYMENT AGREEMENTS

      William M. Haney, III, is employed under an Employment Agreement with the Company effective as of June 30, 1990. Under the terms of the Employment Agreement as amended to date, which includes confidentiality and non-competition provisions, Mr. Haney currently receives an annual salary of $266,000, and is eligible to receive an annual performance bonus. Mr. Haney also received 8,000 vested stock options in lieu of 20% of his base salary for 1997. The agreement also provides for (i) a non-qualified stock option for the purchase of 666,666 shares of Common Stock at an exercise price of $.60 per share which was granted to Mr. Haney in October 1991, (ii) payments towards a personal life insurance policy and (iii) a severance payment, payable in the event Mr. Haney's employment with the Company is terminated without cause or is constructively terminated, equal to the present value of the amount of compensation Mr. Haney would have otherwise received from the Company during the three-year period following such termination. In addition, the agreement provides for certain registration rights in respect of the shares of Common Stock owned by Mr. Haney.

      G. Earl McConchie, the Company's Vice President of Sales and Marketing, and the Company are parties to an Employment Agreement effective as of April 1996. The Employment Agreement, which includes confidentiality and non-competition provisions, provides that if Mr. McConchie's employment with the Company is terminated without cause, the Company will be required to pay him severance at his then current salary until the earlier of (i) Mr. McConchie finding alternative employment with compensation equal to at least 50% of his base salary or (ii) five years from the date of termination.

COMPENSATION OF DIRECTORS

      Except for the option grants described below, Directors do not receive compensation for services on the Board of Directors or any committee thereof. The Company reimburses Directors for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof.

      In September 1993, March 1994 and March 1996, the Board of Directors of the Company amended the Company's Amended and Restated 1989 Long Term Incentive Compensation Plan (the "1989 Plan") to provide for the automatic grant of stock options (the "Formula Grants") to directors who are not officers or employees of the Company ("Non-Employee Directors"). These amendments were approved by the stockholders of the Company at the 1994 Annual Meeting of Stockholders and at the 1996 Annual Meeting of Stockholders. A Formula Grant will be granted to any Non-Employee Director who is elected to the Board of Directors, will be for 25,000 shares of Common Stock, will vest over 20 quarters and will be exercisable at the fair market value as of the date of the Formula Grant. Each Non-Employee Director will be eligible to receive an additional Formula Grant upon his or her reelection to the Board of Directors each time the previous Formula Grant has fully vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of May 19, 1997 with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock as of May 19, 1997, one of whom is the Chief Executive Officer of the Company, (ii) those persons who were, at December 31, 1996, the other four most highly compensated officers of the Company, (iii) each director of the Company, and (iv) all present executive officers and directors of the Company as a group. As of May 19, 1997, 23,599,664 shares of Common Stock were outstanding.

                                      Amount and Nature of          Percentage of
Name and Address                      Beneficial Ownership       Outstanding Shares of
of Beneficial Owner                    of Common Stock(1)        Common Stock Owned (1)
-------------------                    ------------------        ----------------------
William M. Haney, III(2)                     5,346,786                 22.01%
400-2 Totten Pond Road
Waltham, MA 02154

John T. Preston(3)                           2,290,507                  9.70%
238 Main Street
Cambridge, MA 02141

The Travelers Companies(4)                   1,913,917                  8.11%
One Tower Square
Hartford, CT 06183

Christopher J. Nagel, Sc.D.(5)               2,075,965                  8.10%
400-2 Totten Pond Road
Waltham, MA 02154

Benjamin T. Downs(6)                           367,092                  1.54%
400-2 Totten Pond Road
Waltham, MA 02154

Robert A. Swanson(7)                           267,915                  1.12%


Peter A. Lewis(8)                              114,697                     *


Victor E. Gatto, Jr.(9)                         65,779                     *


Maurice F. Strong(10)                           54,916                     *


G. Earl McConchie(11)                           53,599                     *


James B. Anderson, Ph.D.(12)                    17,500                     *



All officers and directors as a group       10,918,716                 40.20%
(14 persons) (2)-(4), (6)-(13)

  ------------

      *     Less than 1%.

      (1) The shares owned, and the shares included in the total number of shares outstanding, have been adjusted, and the percentage owned has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Includes options with respect to shares of Common Stock that can be exercised as of May 19, 1997 (or within 60 days after such date). Except as set forth in these footnotes, such shares are beneficially owned with sole investment and sole voting power.

      (2) Includes 697,811 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (3) Includes 6,250 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date). Also includes 500 shares held of record by Mr. Preston's children. Mr. Preston disclaims beneficial ownership of such shares.

      (4) Represents shares owned by The Travelers Insurance Company; The Travelers Insurance Group, Inc.; PFS Services, Inc.; Associated Madison Companies, Inc.; and the Travelers Group, Inc. Information is based upon a joint Schedule 13G dated January 28, 1997 furnished to the Company by such beneficial owners.

      (5) Includes 2,045,346 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (6) Includes 210,878 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (7) Includes 227,915 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date). Also includes 40,000 shares of Common Stock held of record by the Swanson Family Fund, L. P., of which Mr. Swanson is a general partner and a limited partner.

      (8) Includes 20,000 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date). Also includes 25,000 shares of Common Stock held of record by Mr. Lewis' wife. Mr. Lewis disclaims beneficial ownership of such shares.

      (9) Includes 61,690 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (10) Represents 54,916 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date). Excludes 12,000 shares owned by Strovest Holdings, Inc., of which Mr. Strong is Chairman, and 209,000 shares owned by Environmental Capital Corporation, a subsidiary of Strovest Holdings, Inc. Mr. Strong disclaims beneficial ownership of such shares.

      (11) Includes 12,446 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (12) Represents 17,500 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

      (13) Includes 3,559,399 shares of Common Stock issuable upon exercise of outstanding options exercisable as of May 19, 1997 (or within 60 days after such date).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In October 1996, the Company and Maurice F. Strong, a director of the Company, entered into a Consulting Agreement pursuant to which Mr. Strong will provide advice on the design and implementation of international sales and marketing strategy for the Company's products and technology, and will assist in negotiating transactions with international customers. Pursuant to the Consulting Agreement, the Company granted to Mr. Strong a non-qualified option to purchase 10,000 shares of Common Stock at an exercise price of $34.75 per share, which was the closing price of the Common Stock on the date of grant. The stock option vests in five annual installments of 2,000 shares, provided that Mr. Strong is then being retained by the Company under the Consulting Agreement. In addition, the Company will pay Mr. Strong a retainer of $5,000 per month. The Agreement has a one year term, and renews automatically for successive one year terms unless terminated by either party.

      The Company and John T. Preston, a director of the Company, are parties to a Consulting Agreement pursuant to which Mr. Preston will provide advice on technology implementation, business planning, networking with potential customers, and other projects assigned from time to time by senior management of the Company. Pursuant to the Consulting Agreement, the Company pays Mr. Preston a retainer of $3,334 per month. The Agreement has a one year term, and renews automatically for successive one year terms unless terminated by either party.

      In August 1996, December 1996 and January 1997, the Company loaned G. Earl McConchie, an officer of the Company, a total of $60,000, bearing interest at 8.25% per year, payable on the earlier of (a) the sale of Mr. McConchie's previous house, or (b) 30 days after Mr. McConchie's termination of employment with the Company.

      The Company may make loans to affiliates in the future, subject to approval by the Company's Board of Directors.

      During 1996, the Company granted Mr. McConchie 40,000 shares of restricted Common Stock as part of his employment agreement. 30,000 of these shares will be restricted for a period of five years. Restrictions on the remaining 10,000 shares will lapse at a rate of 25% per quarter beginning March 31, 1997.

      During 1996, the Company granted Mr. William Garner 10,000 shares of restricted Common Stock as part of his employment agreement. The restrictions on these shares will lapse at a rate of 25% per quarter beginning March 31, 1997. In addition, the Company provided Mr. Garner with a $100,000 signing bonus as an incentive to join the Company and adjust to a higher cost of living in Massachusetts. Should Mr. Garner terminate his employment with the Company during his first year, he would be required to refund the entire amount of the bonus.

      In 1990, the Company purchased the rights to certain patents related to CEP from Christopher J. Nagel, an officer and a director of the Company, and a member of the Company's Technology Advisory Board for $1,500,000. Each of Dr. Nagel and the Technology Advisory Board Member are entitled to one-half of the aggregate purchase price. The purchase price is payable in annual payments of 25% of the Company's pretax profits, as defined in the purchase agreement; however, the Company may elect to accelerate the payments. As of December 31, 1996, a total of $57,055 had been paid to Dr. Nagel pursuant to this agreement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The documents set forth in the list below are filed as part of this report on pages F-1 through F-26.

      (1)   Financial Statements

        Report of Independent Accountants
        Consolidated Balance Sheet at December 31, 1996 and 1995 Consolidated Statement of Operations for the years ended December 31,
           1996, 1995 and 1994
        Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
        Consolidated Statement of Cash Flows for the years ended December 31,
           1996, 1995 and 1994
        Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules

           For the three years ended December 31, 1996:

           II - Valuation and Qualifying Accounts

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(c)   Exhibits

   3.1 - Amended and Restated Certificate of Incorporation of the Registrant. *4* (3.1).
   3.2  -  Amended and Restated By-Laws of Registrant.  *4* (3.2)
   4.1 - Specimen Certificate for Shares of the Registrant's Common Stock, $.01 par value. *1* (4.1)
t 10.1  -  Pilot Plant Agreement dated as of October 25, 1991 between the
           Registrant and E.I. du Pont de Nemours and Company, as amended by the Pilot Plant Funding Agreement Addendum dated as of February
           10, 1992.  *1* (10.2)
  10.2 - Agreement dated as of December 20, 1991 between the Registrant and L'Air Liquide S.A. *1* (10.4)
  10.3 - Lease dated as of July, 1993 for Two University Office Park, Waltham, Massachusetts. #2# (10.8)
  10.4 - Lease dated as of June 29, 1992 between the Greater Fall River Development Corporation and the Registrant for the property located at 421 Current Road, Fall River, Massachusetts. *1* (10.6)
  10.5  -  Strategic Alliance and Investment Agreement dated as of May 3,
           1993 between the Registrant and Am-Re Services, Inc.  #1# (19(a))
  10.6 - Environmental Impairment Insurance Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(b))
  10.7 - Project Financing Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(c))
  10.8 - Registration Rights Agreement dated as of May 3, 1993 among the Registrant, Am-Re Services, Inc. and American Reinsurance
           Company.  #1# (19(d))
t 10.9  -  Asset Purchase Agreement dated as of July 7, 1992 between the
           Registrant and IPS Interproject Service AB and IPS Interproject Processteknik AB. *2* (10.8)
  10.10 - Technology Assignment Agreement dated as of May 31, 1990 between the Registrant and Christopher J. Nagel and Robert D. Bach, as clarified by the Clarification Agreement dated as of May 31, 1990 and as amended by the Amendment to Technology Assignment Agreement dated as of October 12, 1990. *1* (10.9)

+ 10.11 -  Employment Agreement dated as of June 30, 1990 between the
           Registrant and William M. Haney, III.  *1* (10.11)
+ 10.12 -  Letter Agreement dated as of October 1, 1991 from the Registrant to William M. Haney, III regarding employment.  *1* (10.12)
+ 10.13 -  Employment Agreement dated as of May, 1993 between the Registrant and Eugene Berman.  *4* (10.16)
*+10.14 -  Employment Agreement dated as of April 1, 1996 between the
           Registrant and G. Earl McConchie.
*+10.15 -  Registrant's Amended and Restated 1989 Long Term Incentive
           Compensation Plan, as amended effective March 27, 1996.
+ 10.16 -  Registrant's 1993 Employee Stock Purchase Plan.  *3* (28.2)
+ 10.17 -  Registrant's 1992 Restricted Common Stock Award Plan.  *1* (10.14)
  10.18 - Form of Employee Non-Disclosure, Development and Non-Competition Agreement of the Registrant. *1* (10.16)
  10.19 -  Loan Agreement dated February 4, 1993 between the Registrant and
           Jobs for Fall River, Inc.  *1* (10.18)
  10.20 - $1,800,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.19)
  10.21 - $50,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.20)
  10.22 - $150,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.21)
  10.23 -  Security Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc.  *1* (10.22)
  10.24 - Letter Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc. regarding security for loan made by Jobs for Fall River, Inc. to the Registrant. *1* (10.23)
  10.25 - Contract No. DE-AC21-9MC30171 dated September 30, 1993 between the Registrant and the United States Department of Energy, Morgantown Energy Technology Center. *4* (10.31)
  10.26 -  Modification to Contract No. DE-AC21-9MC30171 dated March 24,
           1994 between the Registrant and the United States Department of Energy, Morgantown Energy Technology Center. #3# (10.32)
  10.27 - First Amendment to Lease, dated September 21, 1994, between the Registrant and Connecticut General Life Insurance Company. #5# (10.1)
  10.28 -  Lease dated as of July 1, 1994 by and between the Registrant and the Greater Fall River Development Corporation.  #5# (10.2)
  10.29 - Master Agreement For Government Market Development and Commercialization of CEP Technology, dated as of August 9, 1994, between the Registrant and Martin Marietta Corporation. #5# (10.3)
  10.30 -  Loan Agreement, dated as of August 1, 1994, between the
           Registrant and the Massachusetts Industrial Finance Agency.  #5#
           (10.4)
  10.31 -  Underwriting Agreement dated as of August 26, 1994, between the Massachusetts Industrial Finance Agency and CS First Boston Corporation, and approved by the Registrant. #5# (10.5)
  10.32 - Letter of representation dated as of August 26, 1994 from Molten Metal Technology, Inc. to the Massachusetts Industrial Finance
           Agency and CS First Boston Corporation.  #5# (10.6)
  10.33 -  Development Agreement dated as of May 3, 1995 between the
           Registrant and Hoechst Celanese Chemical Group, Inc. ("HCC"). #7# (10.1)
  10.34 - Feedstock Supply Agreement dated as of May 3, 1995 between the Registrant and HCC. #7# (10.2)
  10.35 - Synthesis Gas Purchase and Sale Agreement dated as of May 3, 1995 between the Registrant and HCC. #7# (10.3)
  10.36 -  Sales Representative and Master Services Agreement dated as of
           February 29, 1996 between the Registrant and Uhde.  #8#(10.1)       '
 x10.37 - Partnership Restructuring Agreement dated as of March 15, 1996 between the Registrant, LMC and M4. #8#(10.2)
  10.38 - Indenture dated May 1, 1996 between the Registrant and The Bank of New York, as Trustee. #8#(10.3)
  10.39 - Purchase Agreement dated April 25, 1996 between the Registrant and Lazard FrEres & Co. LLC. #8#(10.4)
 y10.40 -  Commercial Mixed Waste Processing Agreement dated as of
           December 12, 1995 between the Registrant and M4 Environmental L.P. #9#(10.38)
  10.41 -  Lease dated as of March 4, 1996 for 400-2 Totten Pond Road,
           Waltham, Massachusetts.  #9#(10.3)
  10.42 -  Agreement for Expansion of License (Japanese Chemical Weapons)
           dated as of September 26, 1996 between the Registrant and M4. #10#(10.1)
  10.43 - Lease dated as of September 16, 1996 for 400-1 Totten Pond Road, Waltham, Massachusetts. #10#(10.2)
  10.44 - Asset Purchase Agreement dated as of December 10, 1996 between the Registrant, MMT of Tennessee Inc., Westinghouse Electric
           Corporation and The Scientific Ecology Group, Inc.  #11#(10.1)
  10.45 -  Asset Purchase Agreement dated as of January 29, 1997 between MMT of Tennessee Inc. and VECTRA Technologies, Inc.  #12#(10.1)
z*10.46 -  Joint Venture Master Agreement dated as of October 30, 1996 between Nichimen Corporation, NKK Plant Engineering Corporation.
* 11    -  Computation of Primary, Fully Diluted and Supplementary Net Income
           (Loss) Per Share.
  16    -  Letter re:  Change of Accountants.  #13#(A)
* 21    -  Subsidiaries of the Registrant.
* 23.1  -  Consent of Price Waterhouse LLP.
* 27    -  Financial Data Schedule.
* 99.1  -  Cautionary Statements for the Purposes of the "Safe Harbor"
           Provisions of the Private Securities Litigation Reform Act of 1995.

----------

*     Filed herewith.

+ Management contract or compensatory plan filed pursuant to item 14(c) of Form 10-K.
t An unexpired order granting confidential treatment to deleted portions of Exhibits 10.1 and 10.9 was issued on February 9, 1993.
u     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.26 was issued on May 11, 1994.
v     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.29 was issued on January 6, 1995.
w An unexpired order granting confidential treatment to deleted portions of Exhibits 10.33, 10.34 and 10.35 was issued on October 20, 1995.
x An unexpired order granting confidential treatment to deleted portions of Exhibits 10.36 and 10.37 was issued on October 20, 1995.
y     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.40 was issued on July 30, 1996.
z     Confidential treatment has been requested for deleted portions of
      Exhibit 10.46.

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

*4* Incorporated by reference to the designated exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-70210) filed on November 30, 1993.
#1# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
#2# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
#3# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
#4# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
#5# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
#6# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
#7# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
#8# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
#9# Incorporated by reference to the designated exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
#10# Incorporated by reference to the designated exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
#11# Incorporated by reference to the designated exhibit to the Registrant's Current Report on Form 8-K filed on January 3, 1997.
#12# Incorporated by reference to the designated exhibit to the Registrant's Current Report on Form 8-K filed on February 13, 1997.
#13# Incorporated by reference to the designated exhibit to the Registrant's Current Report on Form 8-K filed on April 3, 1997.

(d)   Financial Statements of M4

      The financial statements of M4 Environmental L.P. set forth in the list below are filed as part of this report on pages F-27 through F-42.

        Report of Independent Accountants
        Balance Sheet at December 31, 1996 and 1995
        Statement of Operations for the years ended December 31, 1996 and 1995 and the period from inception (August 8, 1994) through December 31, 1994 (unaudited)
        Statement of Changes in Partners' Capital (Deficit) for the period from inception (August 8, 1994) through December 31, 1996
        Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the period from inception (August 8, 1994) through December 31, 1994 (unaudited)
        Notes to Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the Registrant and in the capacities indicated.

                          MOLTEN METAL TECHNOLOGY, INC.


                     By:  /s/ William M. Haney, III
                        -------------------------------------
                        William M. Haney, III
                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ William M. Haney, III                            May 27, 1997
---------------------------------
William M. Haney, III
Chairman of the Board of
Directors;
President; and Chief Executive
Officer (principal executive
officer)

/s/ Christopher J. Nagel                             May 27, 1997
---------------------------------
Christopher J. Nagel, Sc.D.
Vice President, Process Fundamentals/
Founding Scientist; and Director

/s/ Benjamin T. Downs                                May 27, 1997
---------------------------------
Benjamin T. Downs
Executive Vice President of
Finance and Administration;
Treasurer; and Chief Financial
Officer (principal financial and
accounting officer)

/s/ James B. Anderson                                May 27, 1997
---------------------------------
James B. Anderson, Director

/s/ Peter A. Lewis                                   May 27, 1997
---------------------------------
Peter A. Lewis, Director

/s/ John T. Preston                                  May 27, 1997
---------------------------------
John T. Preston, Director

/s/ Maurice F. Strong                                May 27, 1997
---------------------------------
Maurice F. Strong, Director

/s/ Robert A. Swanson                                May 27, 1997
---------------------------------
Robert A. Swanson, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Molten Metal Technology, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 40 present fairly, in all material respects, the financial position of Molten Metal Technology, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Boston, Massachusetts
May 23, 1997

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                     -----------------------------------
                                                                                          1996                  1995
                                                                                     -------------         -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                          $  19,679,104         $   6,644,856
  Short-term investments                                                               109,388,659            79,631,394
  Accounts receivable                                                                    2,573,306             1,282,915
  Unbilled accounts receivable                                                                  --               634,943
  Accounts receivable from affiliate                                                     5,525,491             7,846,987
  Unbilled accounts receivable from affiliate                                              798,980             7,565,209
  Prepaid expenses and other current assets                                              6,300,727             2,309,398
                                                                                     -------------         -------------
          Total current assets                                                         144,266,267           105,915,702

Restricted cash                                                                          2,592,925             7,432,817
Fixed assets, net                                                                      103,553,945            34,679,390
Intangible assets, net                                                                  16,363,201             3,501,680
Investment in affiliate                                                                         --               834,794
Other assets                                                                             5,968,911               971,618
                                                                                     -------------         -------------
                                                                                     $ 272,745,249         $ 153,336,001
                                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                  $   1,884,486         $     195,043
  Accounts payable                                                                      19,273,058             9,827,490
  Accrued expenses                                                                       6,082,746             1,713,557
  Accrued interest                                                                       2,161,297               789,455
  Deferred revenue                                                                       1,647,472                    --
  Deferred income from affiliate                                                         4,586,870                    --
  Deferred revenue from affiliate                                                               --             4,083,334
                                                                                     -------------         -------------
          Total current liabilities                                                     35,635,929            16,608,879
                                                                                     -------------         -------------

Long-term debt                                                                         164,753,334            22,883,962
                                                                                     -------------         -------------
Due to related parties                                                                   1,385,889             1,474,586
                                                                                     -------------         -------------
Deferred income from affiliate                                                           2,437,500             2,459,918
                                                                                     -------------         -------------
Accumulated losses of affiliate in excess of investment                                  5,020,765                    --
                                                                                     -------------         -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                                      --                    --
  Common stock, $.01 par value, 100,000,000 shares authorized;
     23,643,707 shares issued and 23,603,707 outstanding at December 31, 1996
     and 22,746,854 shares issued and outstanding at December 31, 1995                     236,437               227,469
  Additional paid-in capital                                                           163,124,587           146,641,721
  Valuation allowance for short-term investments                                           (86,653)             (311,163)
  Accumulated deficit                                                                  (97,820,411)          (36,638,947)
                                                                                     -------------         -------------
                                                                                        65,453,960           109,919,080
  Less: Treasury stock, 40,000 shares at cost                                             (482,504)                   --
  Less: Deferred compensation                                                           (1,459,624)              (10,424)
                                                                                     -------------         -------------
          Total stockholders' equity                                                    63,511,832           109,908,656
                                                                                     -------------         -------------
                                                                                     $ 272,745,249         $ 153,336,001
                                                                                     =============         =============



                 See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1996                 1995                  1994
                                                               ------------         -------------        ------------
Revenue:
    Research and development ("R&D")                           $  8,307,140         $ 13,613,416         $ 11,263,197
    Construction, R&D and consulting from affiliate              42,120,717           21,567,982              218,965
    Technology transfer and success fees from affiliate          13,083,333            9,000,000            2,916,667
                                                               ------------         ------------         ------------
                                                                 63,511,190           44,181,398           14,398,829
                                                               ------------         ------------         ------------
Operating expenses:
    Cost of revenue - R&D                                         8,247,081           13,699,110           10,838,198
    Cost of revenue - construction, R&D, consulting,
    technology transfer and success fees from affiliate          42,231,549           21,202,794              218,965
    R&D                                                          26,183,268           10,986,234           14,417,327
    Selling, general and administrative ("SG&A")                 18,708,514            2,877,371            7,132,256
                                                               ------------         ------------         ------------
                                                                 95,370,412           48,765,509           32,606,746
Equity income (loss) from affiliate                             (31,612,891)             834,294                   --
                                                               ------------         ------------         ------------
Loss from operations                                            (63,472,113)          (3,749,817)         (18,207,917)

Other income (expense):
    Interest income                                               8,812,303            5,559,690            4,376,403
    Interest expense                                             (6,521,654)          (1,455,084)            (737,741)
                                                               ------------         ------------         ------------
Net income (loss)                                              $(61,181,464)        $    354,789         $(14,569,255)
                                                               ============         ============         ============


Net income (loss) per share                                    $      (2.62)        $       0.01         $      (0.67)
                                                               ============         ============         ============

Weighted average common and common equivalent
 shares outstanding                                              23,313,243           24,710,423           21,904,213
                                                               ============         ============         ============


                 See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                COMMON STOCK
                                                    ---------------------------------           ADDITIONAL
                                                       NUMBER OF                                 PAID-IN            VALUATION
                                                        SHARES               AMOUNT              CAPITAL            ALLOWANCE
                                                        ------               ------              -------            ---------
Balance at December 31, 1993                          21,740,927              217,409          138,679,471                  --

Issuance of common stock                                 148,719                1,488            1,998,067
Issuance of stock pursuant to
    exercise of options                                  276,317                2,763              631,499
Compensation expense related to
    common stock option
Valuation allowance for
    short-term investments                                                                                          (2,328,784)
Net loss
                                                      ----------         ------------         ------------        ------------
Balance at December 31, 1994                          22,165,963              221,660          141,309,037          (2,328,784)

Issuance of common stock                                 139,098                1,391            3,199,056
Issuance of stock pursuant to
    exercise of options                                  424,793                4,248            1,785,843
Issuance of stock pursuant to
    employee stock purchase plan                          17,000                  170              306,850
Compensation expense related to
    common stock options                                                                            40,935
Valuation allowance for
    short-term investments                                                                                           2,017,621
Net income
                                                      ----------         ------------         ------------        ------------
Balance at December 31, 1995                          22,746,854              227,469          146,641,721            (311,163)


Issuance of common stock in exchange
     for investment in affiliate                         352,361                3,524           11,183,938
Issuance of stock pursuant to
    exercise of options                                  526,630                5,266            2,951,157
Issuance of stock pursuant to
    employee stock purchase plan                          17,862                  178              341,521
Deferred compensation related to
    issuance of restricted stock                                                                 2,006,250
Compensation expense related to
    restricted stock and common stock options
Purchase of treasury stock
Valuation allowance for
    short-term investments                                                                                             224,510
Net loss
                                                      ----------         ------------         ------------        ------------
Balance at December 31, 1996                          23,643,707         $    236,437         $163,124,587        $    (86,653)
                                                      ==========         ============         ============        ============


                                                                                                                     TOTAL
                                                        ACCUMULATED         TREASURY            DEFERRED          STOCKHOLDERS'
                                                          DEFICIT             STOCK           COMPENSATION           EQUITY
                                                          -------             -----           ------------           ------
Balance at December 31, 1993                            (22,424,481)                              (139,091)        116,333,308

Issuance of common stock                                                                                             1,999,555
Issuance of stock pursuant to
    exercise of options                                                                                                634,262
Compensation expense related to
    common stock option                                                                              66,171             66,171
Valuation allowance for
    short-term investments                                                                                          (2,328,784)
Net loss                                                (14,569,255)                                               (14,569,255)
                                                       ------------         ---------         -------------       ------------
Balance at December 31, 1994                            (36,993,736)               --               (72,920)       102,135,257

Issuance of common stock                                                                                             3,200,447
Issuance of stock pursuant to
    exercise of options                                                                                              1,790,091
Issuance of stock pursuant to
    employee stock purchase plan                                                                                       307,020
Compensation expense related to
    common stock options                                                                             62,496            103,431
Valuation allowance for
    short-term investments                                                                                           2,017,621
Net income                                                  354,789                                                    354,789
                                                       ------------         ---------         -------------       ------------
Balance at December 31, 1995                            (36,638,947)               --               (10,424)       109,908,656

Issuance of common stock in exchange
     for investment in affiliate                                                                                    11,187,462
Issuance of stock pursuant to
    exercise of options                                                                                              2,956,423
Issuance of stock pursuant to
    employee stock purchase plan                                                                                       341,699
Deferred compensation related to
    issuance of restricted stock                                                                 (2,006,250)                --
Compensation expense related to
    restricted stock and common stock options                                                       557,050            557,050
Purchase of treasury stock                                                   (482,504)                                (482,504)
Valuation allowance for
    short-term investments                                                                                             224,510
Net loss                                                (61,181,464)                                               (61,181,464)
                                                       ------------         ---------         -------------       ------------
Balance at December 31, 1996                           $(97,820,411)        $(482,504)        $  (1,459,624)      $ 63,511,832
                                                       ============         =========         =============       ============


                 See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                         1996              1995            1994
                                                                                         ----              ----            ----
Cash flows from operating activities:
 Net income (loss)                                                                 $ (61,181,464)    $    354,789     $(14,569,255)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities (net of assets acquired from SEG):
   Depreciation and amortization                                                       6,745,580        4,874,191        3,694,839
   Equity loss (income) from affiliate                                                31,612,891         (834,294)              --
   Compensation expense related to restricted stock and common stock options             557,050          103,431           66,171
   Decrease (increase) in accounts receivable                                           (655,448)          20,339         (220,818)
   Increase in accounts receivable from affiliate                                     (5,482,145)     (15,193,231)        (218,965)
   Increase in prepaid expenses and other current assets                              (4,011,329)        (611,613)        (602,581)
   Decrease (increase) in other assets                                                  (860,409)          74,009          399,500
   Increase in accounts payable                                                        9,445,568       11,371,244          426,519
   Increase in accrued expenses                                                        4,369,189          383,112          774,900
   Increase (decrease) in accrued interest                                             1,371,842          (16,383)         733,259
   Increase (decrease) in deferred revenue from affiliate                             (4,083,334)        (499,999)       4,583,333
   Decrease in due to related parties                                                    (88,697)              --               --
   Increase in deferred income from affiliate                                          4,564,452        2,459,918               --
                                                                                   -------------     ------------     ------------
       Net cash provided by (used in) operating activities                           (17,696,254)       2,485,513       (4,933,098)
                                                                                   -------------     ------------     ------------

Cash flows from investing activities:
  Expenditures for fixed assets                                                      (55,125,535)     (21,114,446)      (7,518,420)
  Purchase of intangible assets                                                       (1,904,752)      (1,368,290)        (644,630)
  Cash paid for acquisition of SEG assets, net of cash received                      (29,434,528)              --               --
  Redemption (purchase) of short-term investments, net                               (29,532,755)      10,518,819      (18,574,339)
  Decrease (increase) in restricted cash and investments                               4,839,892        2,438,633       (9,285,850)
                                                                                   -------------     ------------     ------------
      Net cash used in investing activities                                         (111,157,678)      (9,525,284)     (36,023,239)
                                                                                   -------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock, net                                         3,298,122        2,097,111          634,262
  Purchase of treasury stock                                                            (482,504)              --               --
  Proceeds from issuance of long-term debt                                           143,750,000               --       21,000,000
  Debt issuance costs                                                                 (4,486,253)              --         (977,371)
  Principal repayments of long-term debt                                                (191,185)        (476,367)        (172,671)
                                                                                   -------------     ------------     ------------
      Net cash provided by financing activities                                      141,888,180        1,620,744       20,484,220
                                                                                   -------------     ------------     ------------
Increase (decrease) in cash and cash equivalents                                      13,034,248       (5,419,027)     (20,472,117)
Cash and cash equivalents at beginning of year                                         6,644,856       12,063,883       32,536,000
                                                                                   -------------     ------------     ------------
Cash and cash equivalents at end of year                                           $  19,679,104     $  6,644,856     $ 12,063,883
                                                                                   =============     ============     ============

Additional disclosure of non-cash investing and financing activities:
  Purchase of fixed assets under capital leases                                    $          --     $         --     $    453,555
                                                                                   =============     ============     ============
  Issuance of common stock in exchange for engineering services                    $          --     $  3,200,447     $  1,999,555
                                                                                   =============     ============     ============
  Issuance of common stock in exchange for investment in affiliate                 $  11,187,462     $         --     $         --
                                                                                   =============     ============     ============
  Reclass of accounts receivable from affiliate to accumulated losses
    of affiliate in excess of investment                                           $  14,569,870     $         --     $         --
                                                                                   =============     ============     ============
  In 1996, the Company acquired certain assets from The Scientific Ecology
   Group, Inc. for approximately $31 million. In conjuction with the acquisition, liabilities were assumed as follows:
          Fair value of assets acquired                                            $  32,927,472
          Cash paid for assets                                                       (31,280,000)
                                                                                   -------------
          Liabilities assumed                                                      $   1,647,472
                                                                                   =============

Supplemental disclosure of cash flow information:
  Interest paid                                                                    $   5,874,922     $  1,759,770     $    182,544
                                                                                   =============     ============     ============


                 See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Molten Metal Technology, Inc. (the "Company") is an environmental technology company engaged in the commercialization and continued development of its proprietary processing technology, Catalytic Extraction Processing ("CEP"). The core of CEP is a molten metal bath into which feedstocks and selected chemicals can be introduced. The catalytic and solvent effects of the molten metal bath causes feedstocks to break down into their constituent elements and dissolve in the molten metal. The addition of various selected chemicals to the molten metal bath allows feedstocks to reform and be recovered as different materials which generally can be re-used as a raw material by the feedstock generator or can be sold to other users.

The Company is subject to certain risks and uncertainties because of the nature and status of its operations, including uncertainty of market acceptance and sustained commercial operations of CEP technology, limited revenue from unaffiliated third parties, and uncertainty of future profitability.

During the years ended December 31, 1996, 1995 and 1994, revenue from M4 Environmental L.P. ("M4") accounted for approximately 87%, 69% and 22%, respectively, of the Company's total revenue. M4 is a joint venture between the Company and Lockheed Martin Corporation ("LMC"). As described in Note 13, in March 1997, the Company and LMC entered into a Letter of Intent to restructure their relationship currently embodied in M4. Although the Company may earn revenue in the future pursuant to the proposed new agreements with LMC, no assurances as to the amount and timing of such revenue, if any, can be made.

The Company's results of operations have varied significantly in the past and may continue to vary significantly in the future. The Company's results of operations in the past have been dependent largely on revenue from M4 and the Department of Energy ("DOE"). During 1996, the Company's cost-share contract with the DOE reached its funding limit and no additional amounts were authorized by the DOE. The Company's future profitability is dependent upon its ability to commercialize successfully its CEP technology and to find alternative sources of revenue. There can be no assurance that the Company will generate sufficient revenue to achieve profitability.

The Company has made substantial investments in fixed and intangible assets (Notes 4, 5 and 6). While the Company has begun initial operations at Company-owned and operated facilities, the Company has not yet demonstrated that a commercial CEP system, once installed and operated at a customer's location, will process customer's feedstocks and recover commodity and specialty products of commercial quality and in significant quantities. If the Company is unable to operate CEP systems profitably on a sustained basis in commercial scale use, the Company will not be able to recover its investments in such fixed and intangible assets.

In 1996, the Company incurred a net loss of $61 million and at December 31, 1996, had an accumulated deficit of $98 million. In addition, the Company incurred a substantial net loss for the quarter ended March 31, 1997. The Company's current business plan indicates that the Company will require additional financing to be used for completion of its planned capital expenditures through the end of 1997 and to continue its research, development and other efforts necessary to commercialize its CEP technology. Accordingly, the Company intends to raise additional financing during 1997, and has retained several investment banking firms to assist it in these efforts. If the Company does not obtain additional financing during 1997, it would have a materially adverse effect on the Company's operations.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made for consistent presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include future cash flows associated with long-lived assets (Note 4), useful lives for depreciation and amortization (Notes 5 and 6) and estimated losses on lease commitments (Note
16). Actual results could differ from these estimates.

Concentrations

During the year ended December 31, 1996, revenue from M4 and the DOE totaled approximately $55,204,000 and $8,000,000, or approximately 87% and 13% of revenue, respectively. During the year ended December 31, 1995, revenue from M4 and the DOE totaled approximately $30,568,000 and $13,162,000, or approximately 69% and 30% of revenue, respectively. During the year ended December 31, 1994, revenue from M4 and the DOE totaled approximately $3,136,000 and $10,838,000, or approximately 22% and 75% of revenue, respectively.

Cash Equivalents and Short-term Investments

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, U.S. treasury bills and high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 31, 1996 and 1995, all of the Company's cash equivalents are classified as held to maturity and all costs approximate fair value.

Short-term investments consist of high grade commercial paper, U.S. government securities and commercial bonds with original maturities of greater than three months and mutual funds that invest in government securities. At December 31, 1996 and 1995, all of the Company's short-term investments are classified as available-for-sale. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The following table summarizes short-term investments as of December 31, 1996:

                                            Amortized Cost   Unrealized Gains(Losses)    Market Value
                                            --------------   ------------------------    ------------
U.S. government securities
(Maturities less than 3 years)              $  40,557,324         $    (131,571)        $ 40,425,753
Commercial paper and corporate bonds
(Maturities less than 3 years)                 68,917,988                44,918           68,962,906
                                            -------------         -------------         ------------
                                            $ 109,475,312         $     (86,653)        $109,388,659
                                            =============         =============         ============

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes short-term investments as of December 31, 1995:

                                           Amortized Cost     Unrealized Losses       Market Value
                                           --------------     -----------------       ------------
U.S. government securities
(Maturities less than 3 years)              $ 37,735,706         $   (214,553)        $37,521,153
Commercial paper and corporate bonds
(Maturities less than 3 years)                42,206,851              (96,610)         42,110,241
                                            ------------         ------------         -----------
                                            $ 79,942,557         $   (311,163)        $79,631,394
                                            ============         ============         ===========

The proceeds from sales of available-for-sale securities during the years ended December 31, 1996, 1995 and 1994 were approximately $41 million, $23 million and $2 million, respectively. Gross realized gains or losses on these sales were immaterial.

Restricted Cash

Restricted cash includes certificates of deposit and investments in money market funds. At December 31, 1996 and 1995, the Company's restricted cash is classified as held-to-maturity and is recorded at cost which approximates fair value. At December 31, 1996 and 1995, the balances in restricted cash consist of $807,325 and $6,847,217, respectively, held in trust funds required in connection with the issuance of tax-exempt bonds (Note 7) and $1,785,600 and $585,600, respectively, required as security for letters of credit (Notes 6 and 7).

Revenue Recognition

Revenue to date consists of fees charged for the following; licenses, engineering and construction of CEP systems, research and development contracts and cost-sharing contracts with the U.S. government.

Revenue from research and development contracts and engineering and construction services is recognized as services are rendered. Revenue earned on cost-plus contracts is recognized as the work is performed. Revenue from license fees is recognized when the Company becomes contractually entitled to receipt of the fees and upon fulfillment of any significant obligations. Revenue under cost-sharing contracts with the U.S. government is recorded as costs are incurred and fees are earned. Payments received in excess of amounts recognized as revenue are recorded as deferred revenue.

Accounts Receivable

Accounts receivable (other than from affiliates) consist of amounts due to the Company under commercial and government contracts. At December 31, 1996 and 1995, the balances include $2,548,188 and $1,628,227, respectively, due from cost-sharing arrangements with the U.S. government.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the remaining lease terms. Maintenance and repair expenditures are charged to expense as incurred.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include the excess of costs over acquired assets and costs associated with obtaining patents, trademarks, licenses, permits and engineering drawings. These costs are amortized using the straight-line method over the estimated useful lives of the related assets or, in the case of patents, trademarks, licenses and permits, over the shorter of the legal terms or the estimated economic lives.

Impairment of Long-Lived Assets

The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset may not be recoverable. When such an event or change in circumstance occurs, the Company evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset.

Accounting for Stock-based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation".

Net Income (Loss) Per Share

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants (Notes 10, 11 and 14). Common share equivalents have been excluded from weighted average number of common shares in loss periods since their effect is anti-dilutive. The effect of the assumed conversion of the convertible debt (Note 7) was anti-dilutive for the periods presented.

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for 1996, 1995 and 1994 would not have been materially different from the net income
(loss) per share reported by the Company.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation. The reclassifications have no effect on prior year operating results.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- ACQUISITIONS

During December 1996, MMT of Tennessee Inc., a wholly-owned subsidiary of the Company ("MMT Tennessee") signed a series of agreements to become the full owner of the Quantum Catalytic Extraction Processing ("Q-CEP(TM)") facility it had jointly owned with The Scientific Ecology Group, Inc. ("SEG") in Oak Ridge, Tennessee (the "Q-CEP Facility") and to acquire certain assets used for handling and processing radioactive "wet waste." SEG was a wholly-owned subsidiary of Westinghouse Electric Corporation ("Westinghouse"). The Q-CEP Facility is designed to process radioactive ion exchange resins from nuclear power plants. Pursuant to those agreements, on December 10, 1996, MMT Tennessee acquired SEG's interest in the Q-CEP Facility and certain assets of SEG and Westinghouse used in the "wet waste" business. These assets include contracts, equipment, services and personnel for processing radioactive waste streams at the Q-CEP Facility.

The cost to the Company of the acquisition of these assets was the purchase price of $31 million in cash plus acquisition related costs of $280,000. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The excess of cost over the fair value of the net assets acquired was allocated to goodwill and is being amortized on a straight-line basis over a period of ten years.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and the wet waste business as if the acquisition had occurred at the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets, additional depreciation resulting from increased basis of property and equipment acquired and reduction in interest income resulting from the payment of the purchase price and acquisition costs. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the wet waste business had constituted a single entity during such periods.

                                       Year ended
                                       December 31,
                                       (unaudited)
                          ---------------------------------
                              1996                 1995
                          ---------------------------------
Revenue                   $ 73,778,000         $ 53,228,000
Net loss                  $(62,986,000)        $ (2,382,000)
Net loss per share        $      (2.70)        $      (0.10)


On January 29, 1997, MMT Tennessee acquired certain low-level radioactive waste processing assets of VECTRA Technologies, Inc., a spent nuclear fuel and radioactive waste services company located in San Ramon, California. MMT Tennessee paid $3.9 million in cash for the VECTRA waste-handling assets, which include machinery, equipment, spare parts, intellectual property and customer contracts. The acquisition will be accounted for as a purchase. In accordance with APB Opinion No. 16, the purchase price will be allocated to the net assets acquired based upon their estimated fair values.

NOTE 4 -- IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FAS 121, the Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that an asset's carrying value may not be recoverable.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 1996, the Company announced that government funded research and development revenues would not meet the Company's expectations and, as a result, fourth quarter revenue and earnings would be adversely affected. In the fourth quarter of 1996, management reassessed the focus of the Company's development and commercialization efforts. As a result of this evaluation, the Company implemented a restructuring to pursue opportunities in priority markets more efficiently, to focus the Company's efforts on certain core initiatives, and to delay certain development projects. In addition, in the fourth quarter of 1996, the Company and LMC commenced negotiations to restructure their joint venture relationship. These negotiations culminated in the execution of a letter of intent, the significant terms of which are described in Note 13. As a result of these changes in the Company's business and the significant loss for the quarter ended December 31, 1996, management performed an assessment of the recoverability of all of the Company's long-lived assets (including fixed assets and intangible assets) as of December 31, 1996.

In connection with the assessment, management prepared forecasts of the expected future cash flows related to these assets on an undiscounted basis and without interest charges. For purposes of these forecasts, assets were grouped at the lowest level for which there are expected to be identifiable cash flows that are largely independent of expected cash flows related to other groups of assets. The Company retained independent valuation experts to assist with this process. These forecasts were developed based on assumptions developed by management using management's best estimates of future trends and events. The Company commenced commercial processing using CEP at its first plant in January 1997 and has not yet demonstrated sustained commercial operations. Accordingly, management's estimates of future cash flows are based largely on expected future trends and events, rather than historical experience. In estimating future cash flows, management considered a range of the amount and timing of future cash flows and the likelihood of possible outcomes. The range and likelihood of possible outcomes considered by management were based on assumptions regarding various factors, including the likelihood of the CEP plants operating at the levels required to produce such cash flows, the ranges of prices the Company is likely to be able to charge for its services, the percentage of the market that the Company is likely to capture, the likelihood of an emergence of a competing technology, anticipated capital improvements, and the regulatory environment. Considering the above assumptions, management assigned a probability percentage to each of the estimated cash flow scenarios within the range of estimates and computed a weighted average estimated cash flow for each grouping of assets.

For each grouping of long-lived assets, the sum of the weighted average forecasted cash flows from management's models exceeded the carrying amount of the Company's long-lived assets. Accordingly, the Company has not recorded any adjustments to the carrying amount of these assets. Management's estimates of forecasted cash flows required an evaluation of various risks and uncertainties, including those described in Note 1. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates of forecasted cash flows. If such changes occur, asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--FIXED ASSETS

Fixed assets consist of the following:

                                                                                               December 31,
                                                                 Estimated useful              ------------
                                                                  life (years)           1996                 1995
                                                                  ------------           ----                 ----
Land and improvements                                                   --         $     460,295         $        --
Buildings                                                               30            10,210,069                  --
CEP  units                                                             5-7            21,387,294          13,834,177
Leasehold improvements                                                3-10             6,280,349           5,366,501
Furniture and equipment                                                  5            10,289,769           5,385,923
Furniture and equipment held under capital leases                        5               453,555             453,555
Machinery and equipment                                                  5             4,750,179           1,336,442
Construction in progress                                                --            64,855,097          17,769,631
                                                                                   -------------         -----------
                                                                                     118,686,607          44,146,229
Less -- Accumulated depreciation and amortization                                    (15,132,662)         (9,466,839)
                                                                                   -------------         -----------
                                                                                   $ 103,553,945         $34,679,390
                                                                                   =============         ===========

Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $701,945 and $482,149 in 1996 and 1995, respectively.

Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was approximately $5,850,000, $4,555,000 and $3,362,000, respectively. Depreciation expense relating to furniture and equipment held under capital leases for the years ended December 31, 1996, 1995 and 1994 was approximately $91,000, $91,000 and $45,000, respectively.

NOTE 6--INTANGIBLE ASSETS

Intangible assets consist of the following:

                                               Estimated                December 31,
                                              useful life               ------------
                                                (years)             1996               1995
                                                -------             ----               ----
Patents and trademarks                           10-17         $  3,617,151         $2,480,603
Engineering drawings                               1-2              567,000             69,178
Licenses and permits                              1-10            3,873,799          1,455,589
Non-compete agreement                                5            2,768,000                 --
Goodwill                                            10            6,517,748                 --
                                                               ------------         ----------
                                                                 17,343,698          4,005,370
Less -- Accumulated amortization                                   (980,497)          (503,690)
                                                               ------------         ----------
                                                               $ 16,363,201         $3,501,680
                                                               ============         ==========

During 1993, the Company was granted a recycling permit for its research, development, testing and demonstration facility in Fall River, Massachusetts (the "Fall River Facility"). In conjunction with obtaining this permit, the Company obtained a $100,000 letter of credit to cover potential environmental liability, if any, incurred upon the closure of the Fall River Facility.

During 1996, MMT Tennessee acquired a radiological license for the Q-CEP facility in Oak Ridge, Tennessee. In conjunction with obtaining this license, MMT Tennessee obtained a $1,400,000 letter of credit to cover the estimated costs related to the decommissioning of the Q-CEP facility upon its closure.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 December 31,
                                                                 ------------
                                                             1996             1995
                                                             ----             ----
Convertible debt                                        $ 143,750,000     $         --
Tax-exempt bonds                                           21,000,000       21,000,000
Loan agreements                                             1,787,334        1,827,333
Capital lease obligations, including current portion
  of $100,486 in 1996 and $155,043 in 1995 (Note 16)          100,486          251,672
                                                        -------------     ------------
                                                          166,637,820       23,079,005
Less -- Current portion                                    (1,884,486)        (195,043)
                                                        -------------     ------------
                                                        $ 164,753,334     $ 22,883,962
                                                        =============     ============

Convertible Debt

In May 1996, the Company issued $143,750,000 of Convertible Subordinated Notes Due 2006 (the "Notes"). The Notes have a term of ten years and are payable in full on May 1, 2006. The Notes bear interest at the rate of 5.50% per year payable semi-annually. The Notes are convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $38.75 per share. Beginning in May 1999, the Notes become redeemable at the option of the Company at an initial redemption price of 102.75% of the principal amount plus any accrued interest. Upon a change of control (as defined in the indenture under which the Notes were issued) or in the event the Company's common stock is neither listed on a U.S. national securities exchange nor approved for trading on an established automated over-the-counter U.S. trading market, each holder of the Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price equal to 100% of the principal amount plus any accrued interest. The Notes are subordinated in right of payment to the Company's other existing debt.

Tax-Exempt Bonds

In 1994, the Company completed a tax-exempt bond financing in connection with its Fall River Facility. Pursuant to the financing, the Company entered into a loan agreement with the Massachusetts Industrial Finance Agency which issued $21,000,000 aggregate principal amount of its Solid Waste Disposal Facility Revenue Bonds. The bonds are payable in annual sinking fund installments beginning in 1998 and ending in 2014 and bear interest at 8.25% per annum payable semi-annually. The loan agreement requires compliance with certain covenants, which include restrictions on future indebtedness and consolidations or mergers. As of December 31, 1996, the Company had received the entire $21 million in cash for qualified expenditures.

Loan Agreements

In 1993, the Company borrowed $1,944,000 from the Town of Fall River, Massachusetts pursuant to certain loan agreements. The loans bear interest at an effective annual rate of 8.5%, payable in monthly or semi-annual installments. The loans are due in August 1997 and are secured by certain equipment and a letter of credit in the amount of $210,000.

Debt Issuance Costs

Unamortized debt issuance costs were $5,043,000 and $906,000 at December 31, 1996 and 1995, respectively. These costs are being amortized over the term of the debt using the effective interest

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



method.

Maturities of Long-Term Debt

The amount of long-term debt, including sinking fund installment requirements and excluding capital lease obligations, maturing in the next five years is as follows:

1997                        $1,784,000
1998                           603,333
1999                           700,000
2000                           700,000
2001                           800,000

Line of Credit

In 1994, the Company entered into a revolving line of credit agreement with a bank. The agreement provides for a maximum of $1.5 million to be borrowed and repaid upon demand. Interest accrues at the bank's prime rate plus .50% and is payable monthly. As of December 31, 1996, the Company had not borrowed against the line of credit.

NOTE 8--RELATED PARTY TRANSACTIONS

Technology Purchase Agreement

During 1990, the Company purchased the rights to patented technologies related to CEP from an employee and a member of the Company's Technical Advisory Board for $1,500,000. The purchased technology was expensed as research and development in process and the Company recorded a corresponding liability for $1,500,000. The amount is payable in annual payments of 25% of the Company's pre-tax profits, as defined; however, the Company may elect to accelerate the payments. As of December 31, 1996, $114,111 has been paid related to this agreement.

NOTE 9--RETIREMENT SAVINGS PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions were authorized during the years ended December 31, 1996, 1995 and 1994.

NOTE 10--PREFERRED STOCK

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

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -- COMMON STOCK

1989 Long Term Incentive Plan

The Company's 1989 Long Term Incentive Plan (the "1989 Plan") provides for the granting of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company. The Plan allows for the issuance of up to 8,299,383 shares of common stock through November 1999. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option is exercisable. The exercise price of incentive stock options shall not be less than 100% of the fair market value of the common stock at the date of grant (110% for options granted to holders of more than 10% of the voting stock of the Company).

In 1993 and 1996, the Board of Directors of the Company amended the Plan to provide for the automatic grant of stock options (the "Automatic Grants") to directors who are not officers or employees of the Company ("Non-Employee Directors"). The Plan provides that each Automatic Grant will be made to any Non-Employee Director who is elected or reelected to the Board of Directors, will be for 25,000 shares of common stock, will vest over 20 quarters and will be exercisable at the fair market value as of the date of the Automatic Grant. Each Non-Employee Director will be eligible to receive additional Automatic Grants upon his or her reelection to the Board of Directors once their previous Automatic Grant has fully vested.

During 1996, the Company issued 60,000 shares of restricted common stock under the 1989 Plan to certain of its employees These shares vest at various times over the five year period following the grant date. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Upon issuance of the restricted shares, unearned compensation was charged for the market value of the shares (which totaled approximately $2,006,000) and is being amortized ratably over the vesting period. The amount of compensation expense recognized in 1996 was $546,626. The weighted average grant date fair value of the shares was equal to the market price per share at the date of grant of $33.44.

A summary of stock option activity under the Company's stock option plans for the three years ended December 31, 1996 is as follows:

                                                                       WEIGHTED AVERAGE
                                                        SHARES          EXERCISE PRICE
Outstanding, December 31, 1993                         5,338,385          $    3.17

Granted                                                  923,169              20.81
Exercised                                               (254,499)             22.39
Canceled                                                (101,162)             18.09
                                                       ---------
Outstanding,  December 31, 1994                        5,905,893               5.75

Granted                                                  591,311              25.11
Exercised                                               (424,792)             28.30
Canceled                                                (179,193)             10.08
                                                       ---------
Outstanding, December 31, 1995                         5,893,219               7.67

Granted                                                  930,664              30.37

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Exercised                                               (526,630)          31.24
Canceled                                                (252,369)          20.65
                                                       ---------
Outstanding,  December 31, 1996                        6,044,884          $10.80
                                                       =========
Exercisable,  December 31, 1996                        4,158,900          $ 5.48

Available for future grant, December 31, 1996          1,059,907


The following table summarizes information about stock options outstanding at December 31, 1996:

                           Options  Outstanding                                Options  Exercisable
                                       Weighted                                            Weighted
                        Number          average          Weighted           Number          average
Range of exercise   outstanding at     remaining          average       exercisable at   exercise price
prices                 12/31/96     contractual life   exercise price      12/31/96
$  .03 - $  .60       1,935,519        3.8 years           $  .28          1,932,019       $     .28
$ 2.10 - $ 3.00       1,625,164        3.9 years             3.00          1,340,095            3.00
$ 6.90 - $10.58         158,602        5.2 years             9.15            119,687            8.95
$12.00 - $18.00         442,269        7.3 years            15.40            147,384           15.59
$18.25 - $27.25         954,426        6.9 years            21.82            510,043           21.50
$27.75 - $38.50         928,904        8.8 years            33.17            109,672           35.43
                      ---------                                            ---------
                      6,044,884                                            4,158,900

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1996           1995
                                             --------------------------
Expected dividend yield                              0%              0%
Expected stock price volatility                  72.99%          65.29%
Risk-free interest rate                      5.36-6.69%      5.51-7.76%
Expected option term                           5 years         5 years

The weighted average fair value of options granted was $19.82 and $15.17 for 1996 and 1995, respectively.

1993 Employee Stock Purchase Plan

In 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 500,000 shares of common stock are reserved for issuance to eligible employees at a purchase price of 85% of the lower of the closing price at the beginning or end of the six month option period. Payment for the shares to be purchased is made through payroll deductions, which may not exceed 15% of an employee's base compensation. In addition, no employee may purchase shares in any one year having a market value (determined at the beginning of the one year option period) greater than $25,000. Pursuant to the 1993 Plan, 17,862, 17,000 and 21,818 shares were purchased during 1996, 1995 and 1994, respectively, at prices of $19.13, $18.06 and $14.45, respectively.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The fair value of each stock purchase right under the 1993 Plan was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                    1996             1995
                                                  ------------------------
Expected dividend yield                                  0%              0%
Expected stock price volatility                      118.8%           61.0%
Risk-free interest rate                                5.5%            5.7%
Expected option term                              6 months          1 year

The weighted average fair value of the stock purchase rights granted in 1996 and 1995 was $19.06 and $9.59, respectively.

Fair Value Disclosures

Had compensation cost for the 1989 Plan and the 1993 Plan been determined in accordance with FAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                              Year ended
                                             December 31,
                                      1996                  1995
                                   ----------            ----------
Net income (loss)
   As reported                    $ (61,181,000)       $    355,000
   Pro forma                      $ (66,206,000)       $ (2,188,000)

Net income (loss) per share
  As reported                     $       (2.62)       $       0.01
  Pro forma                       $       (2.84)       $      (0.10)

The provisions of FAS 123 do not apply to options granted prior to January 1, 1995. Since options vest over several years and additional option grants are expected to be made in future years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported income for future years.

Stock Repurchase Program

In October 1996, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock. Under this authorization, 40,000 shares were repurchased by the Company in 1996.

Reserved Shares

At December 31, 1996, the Company had reserved 11,835,893 shares of its common stock for issuance under the 1989 Plan, under the 1993 Plan, upon conversion of the Notes and upon exercise of outstanding warrants.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12--INCOME TAXES

Components of deferred taxes consist of the following:

                                                                            December 31,
                                                                     1996                   1995
                                                                     ----                   ----
Assets:
Net operating loss and tax credit carryforwards                  $ 33,704,000           $ 18,235,000
Accumulated losses of affiliate in excess of investment            14,174,000                     --
Accrued expenses                                                      768,000                405,000
Deferred compensation                                                 344,000                121,000
Deferred revenue                                                    2,810,000              2,617,000
Due to related parties                                                554,000                590,000
                                                                 ------------           ------------
    Gross deferred tax asset                                       52,354,000             21,968,000
Deferred tax asset valuation allowance                            (51,517,000)           (20,972,000)
                                                                 ------------           ------------
                                                                      837,000                996,000
Liabilities:
Depreciation and amortization                                        (837,000)              (996,000)
                                                                 ------------           ------------
                                                                           --                     --
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

At December 31, 1996, the Company had net operating loss carryforwards available to reduce taxable income, and research and development tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                       Research and
     Year of               Net operating              development tax
    expiration          loss carryforwards          credit carryforwards
    ----------          ------------------          --------------------
       2005                 $   349,000                 $    4,000
       2006                     103,000                     20,000
       2007                   6,288,000                    150,000
       2008                  16,569,000                    355,000
       2009                  15,123,000                    396,000
       2010                   4,275,000                    314,000
       2011                  37,906,000                    220,000
                            -----------                 ----------
                            $80,613,000                 $1,459,000
                            ===========                 ==========

A portion of the net operating loss carryforward totaling approximately $24,440,000, relating to deductions for incentive stock option disqualifying dispositions and exercises of non-qualified stock options, would be credited to additional paid-in capital upon realization. Ownership changes, as defined in the Internal Revenue Code, resulting from the issuances of stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liability. The amount of the annual limitation is determined based upon the Company's value

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




immediately prior to the ownership change. Subsequent significant ownership changes could further limit the utilization of these carryforwards in future years.

NOTE 13 -- INVESTMENT IN JOINT VENTURE

In August 1994, the Company entered into a series of related agreements with Martin Marietta Corporation ("MMC") to form M4 Environmental L.P. ("M4"). MMC has since merged into Lockheed Martin Corporation ("LMC"), with LMC as the surviving corporation. M4 was formed to commercialize CEP to service the environmental remediation, waste management, decontamination, and decommissioning needs of the U.S. Department of Defense and U.S. Department of Energy (the "Market"). In December 1994, the Company and M4 entered into an agreement to include the United States Enrichment Corporation in the Market. In March 1996, MMT and LMC executed an agreement to expand M4 through the acquisition by M4 of the Retech division of a subsidiary of LMC. Under the terms of this expansion, LMC contributed certain of the assets of the Retech division to M4. The Company purchased substantially all of the remaining assets in exchange for 352,361 shares of its common stock, and then immediately contributed these assets to M4.

The Company and LMC, through wholly-owned subsidiaries, each own a 49.5% designated interest in M4 and a 50% interest in the corporation acting as the 1% general partner. Pursuant to the agreements with LMC, as amended in March 1996, LMC has agreed to fund M4's operations through August 1, 1999, including license fees payable to the Company and any equity required in order to obtain project financing for a CEP plant. However, this funding obligation is limited to $20 million in any fiscal year and $75 million over the life of M4. Also, in connection with the agreements executed in March 1996, LMC agreed to provide M4 with a $15 million working capital line of credit.

Pursuant to the agreements with LMC, the Company granted M4 an exclusive license, subject to certain exceptions, to use the CEP technology for the Market and to sublicense the CEP technology to qualified third parties for use in the Market for a period of 25 years. In 1995 and 1994, M4 paid the Company $6.5 million and $7.5 million, respectively, in license fees. Due to obligations of the Company pursuant to the agreements with LMC, the Company recognized revenue and income on the license fees over the two year period beginning in August 1994, the period over which those obligations were fulfilled. During 1996, 1995 and 1994, the Company recognized $4,083,000, $7,000,000 and $2,917,000, respectively, in revenue relating to the license fees. In September 1996, the Company, LMC and M4 entered into an agreement which expanded M4's license to include the demilitarization of Japanese chemical weapons. In return for the expansion of the license, the Company received a $5,000,000 license fee. Additionally, M4 was obligated to pay the Company a $2,000,000 success fee upon the start-up of each of the first three CEP plants developed by M4. During 1996 and 1995, the Company recognized $4,000,000 and $2,000,000, respectively, of revenue attributable to such fees.

The Company also has agreed to provide research and development and certain other technical services to M4 and its sublicensees and to sell certain CEP systems and components. During 1996, 1995 and 1994, the Company recognized revenue of approximately $42,121,000 , $21,568,000 and $219,000, respectively, related to such services and sales, which consist of the following:

                                                  1996                 1995                1994
                                                  ----                 ----                ----
Engineering and construction services          $37,768,000          $20,265,000          $     --
Research, development and
consulting services                              4,353,000            1,303,000           219,000
                                               -----------          -----------          --------
                                               $42,121,000          $21,568,000          $219,000
                                               ===========          ===========          ========

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




During 1996, 1995 and 1994, the Company recognized cost of revenue of approximately $42,232,000, $21,203,000 and $219,000, relating to such services and sales, which consists of the following:

                                                           1996                1995                1994
                                                           ----                ----                ----
Engineering and construction services                  $38,725,000          $19,873,000          $     --
Research, development and consulting services            3,507,000            1,330,000           219,000
                                                       -----------          -----------          --------
                                                       $42,232,000          $21,203,000          $219,000
                                                       ===========          ===========          ========

For items that are capitalized by M4, the portion of the gross profit representing the Company's designated ownership interest related to such sales has been deferred and included in cost of revenue from affiliate. The Company will recognize the deferred income over the period the related assets are depreciated or amortized by M4. At December 31, 1996 and 1995, approximately $7,024,000 and $2,460,000, respectively, are recorded as deferred income relating to such sales.

The Company accounts for its investment in M4 and the corporation acting as the general partner using the equity method. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC share equally in the profits or losses of M4. The capital accounts became equal in the fourth quarter of 1996. Condensed financial information of M4 at December 31, 1996 and 1995 and for the years then ended is summarized below:

                                                      1996                    1995
                                                      ----                    ----
Current assets                                   $  16,059,000           $  5,879,000
Non-current assets                                  41,740,000             41,009,000
Total liabilities                                   92,397,000             20,694,000
Partners' capital (deficit)                        (34,597,000)            26,194,000
Revenue                                             19,158,000              1,510,000
Impairment charge for long-lived assets            (60,851,000)                    --
Net loss                                          (107,049,000)           (11,993,000)

Proposed Restructuring of M4

In March 1997, the Company and LMC executed a letter of intent to restructure their relationship currently embodied in M4. The letter of intent contemplates the following: (1) LMC would have the exclusive right to lead and pursue contracts for the clean up of the DOE's tanked waste site in Hanford, Washington, and the Company would provide directly to LMC certain construction and development services with respect to CEP. (2) The Company would have the exclusive right to lead and pursue the worldwide opportunities for processing UF6 and LMC would have the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties. (3) The Company and LMC would form a new limited liability company to pursue the processing of chemical weapons worldwide. (4) Retech would be transferred to LMC. (5) The Company would become the sole owner of M4. After giving effect to the restructuring, M4's principal asset would be the Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). The Company would be responsible for the operation of the M4 Technology Center and would be entitled all future revenue from such operations. The Company and LMC have agreed to share equally the debt service of the $38 million of bonds issued by the Industrial

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Development Board of Oak Ridge relating to the M4 Technology Center. (6) LMC would forgive $15 million outstanding on M4's line of credit, and the Company would contribute outstanding accounts receivable of $14.6 million to M4's capital. This amount is included in accumulated losses of affiliate in excess of investment at December 31, 1996. (7) LMC and the Company generally would share equally in substantially all of the costs of the restructuring. (8) All existing agreements between the Company, LMC and M4 would be terminated, including the CEP license to M4. (9) LMC and the Company would establish a first offer process pursuant to which they will jointly discuss new market opportunities within the Market prior to pursuing them individually.

NOTE 14--COLLABORATIVE AGREEMENTS

Agreement with the Electric Power Research Institute, Inc.

In 1995, the Company entered into an agreement with the Electric Power Research Institute, Inc. ("EPRI"), a nonprofit organization dedicated to fostering research and development of technologies that support the electric power industry. Pursuant to the agreement, EPRI agreed to fund certain research and development programs and to provide marketing and financing support for future CEP projects. In exchange for the marketing and financing support, EPRI received a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $23.375 per share. The warrant will vest in increments if, as a result of the agreement with EPRI, the Company closes a contract for a CEP plant for which EPRI has provided minimum levels of funding and upon customer acceptance of such plants. The warrant expires on July 7, 2015.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 57 Topic 5-K, an expense is to be recorded by the Company in the amount equal to the aggregate difference between the exercise price of the warrant and the market price of the common stock as of the dates the warrant vests. This expense, if any, will be recognized as the warrant vests. The Company has not recorded any expense related to these warrants through December 31, 1996.

Collaborative Relationship with Rollins Environmental Services, Inc.

In 1991, the Company entered into a joint development and commercialization agreement with Rollins Environmental Services, Inc. ("Rollins"). The agreement provides that the Company will analyze the application of CEP to specific Rollins waste streams for fees based on the hours worked by the Company.

In 1992, the agreement was superseded. Under the revised terms, Rollins agreed to pay the Company $50,000 per month for two years beginning September 1, 1992. In consideration for these payments, the Company provided research and development and other services to Rollins and Rollins obtained an option to license the Company's technology for CEP systems at any of Rollins' three waste processing facilities existing on September 1, 1992. If Rollins decides to license a CEP system at any of these existing facilities, Rollins will be entitled to set off against payments due to the Company all amounts paid under the original and amended agreements, provided that in any year, no reduction shall exceed 25% of the amounts payable by Rollins to the Company. Such right of set off is conditioned on the commercialization and licensing of a CEP system at one of Rollins' three facilities existing on September 1, 1992. Revenue of $400,000 was recognized under the revised agreement during 1994.

Development Services Agreement with Fluor Daniel Environmental Services, Inc.

In 1992, the Company entered into a Development Services Agreement with Fluor Daniel Environmental

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

During the years ended December 31, 1995 and 1994, Fluor Daniel provided $2,542,000 and $1,158,000 respectively, in services to the Company under this agreement. During the years ended December 31, 1995 and 1994, Fluor Daniel received 139,098 and 148,719 shares of Common Stock of the Company, respectively, for payment of services performed under the agreement. During 1996, all services provided by Fluor Daniel were paid for in cash by the Company.

Sales Representative Agreement with Am-Re Services, Inc.

Am-Re Services, Inc. ("Am-Re") has agreed to provide services to the Company relating to obtaining environmental impairment liability insurance and project financing for the first five commercial CEP facilities to be developed by the Company. In exchange for providing these services, and subject to certain vesting requirements, Am-Re Services was granted a warrant (the "Insurance Warrant") to purchase up to 125,000 shares of common stock at $12.25 per share and a second warrant (the "Project Finance Warrant") to purchase up to 250,000 shares of common stock (of which 200,000 shares may be purchased at $12.25 per share and 50,000 shares at $18.37 per share). The Insurance Warrant vests according to a schedule based upon the Company obtaining acceptable environmental impairment insurance for the first five CEP facilities developed by the Company. The Project Finance Warrant vests according to a schedule based upon the Company obtaining acceptable project financing by or through Am-Re Services for the first five CEP plants which are developed by the Company and require project financing. The Insurance Warrant and the Project Finance Warrant expire in 2013.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 57 Topic 5-K, an expense is to be recorded by the Company in the amount equal to the aggregate difference between the exercise price of the warrants and the market price of the common stock as of the dates the warrants vest. This expense, if any, will be recognized over the term of the environmental impairment insurance or project financing that causes vesting of the applicable warrant. The Company has not recorded any expense related to these warrants through December 31, 1996.

Collaborative Relationship with E.I. Du Pont de Nemours and Company

Pursuant to an agreement dated October 25, 1991, E.I. Du Pont de Nemours and Company ("Du Pont") agreed to provide $1,500,000 to the Company for the design and development of the Fall River Facility.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




In consideration for the funding provided, Du Pont has received a right for priority usage of the facility for the five-year period beginning in September 1993. The Company will receive consideration from Du Pont at market rates for such priority usage. Subject to the terms of the agreement, if the Company gains or has gained a commercial installation for a specified waste stream with a right to receive royalties, tolling income or their equivalent by December 31, 1997, the Company will be obligated to repay the $1,500,000.

The obligation of the Company to repay Du Pont is conditioned on the commercialization and sale of CEP systems for specified waste streams. In the event that such CEP systems are not commercialized, the Company shall have no obligation to repay Du Pont.

NOTE 15 - FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS 107"), which requires the disclosure of fair value information about financial instruments when it is practicable to estimate the value.

                                   December   31, 1996                December   31, 1995
                                   -------------------                -------------------
                               Carrying          Estimated          Carrying         Estimated
                                Amount           Fair Value          Amount          Fair Value
                                ------           ----------          ------          ----------
Assets:
Cash and cash
equivalents                  $ 19,679,104       $ 19,679,104       $ 6,644,856       $ 6,644,856
Short-term
investments                   109,388,659        109,388,659        79,631,394        79,631,394

Liabilities:
Convertible debt              143,750,000        100,860,000                --                --
Other long-term
debt                           22,887,820         24,032,210        23,079,005        23,079,005

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their estimated fair values.

Short-term investments and convertible debt - The fair values of short-term investments and convertible debt are based on quoted market prices.

Other long-term debt - The fair value of the remaining long-term-debt, including current portion, approximates the carrying value at December 31, 1996 and 1995. Rates currently available to the Company for debt with similar terms are used to estimate fair value of existing debt.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 16 -- COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under noncancelable operating leases which expire on various dates through 2005. The Company also leases certain fixed assets under noncancelable capital leases which expire on various dates through 1997. Future minimum payments under these leases are as follows:

                                                   Operating            Capital
Year                                                 Leases             Leases
----                                                 ------             ------
1997                                             $  4,934,000           $118,000
1998                                                5,044,000                 --
1999                                                4,582,000                 --
2000                                                4,071,000                 --
2001                                                4,049,000                 --
Thereafter                                          7,267,000                 --
                                                 ------------           --------
Total minimum lease payments                     $ 29,947,000            118,000
                                                 ============
Less--Amount representing interest                                       (18,000)
                                                                        --------
Present value of minimum lease payments                                 $100,000
                                                                        ========

Total rent expense under noncancelable operating leases was $2,206,000, $1,389,000, and $1,022,000 during the years ended December 31, 1996, 1995 and 1994, respectively. In September 1996, the Company entered into a seven year lease for additional office space in Waltham, Massachusetts that will be used for future growth, if necessary. The lease term begins March 1, 1997 and amounts representing future minimum payments under the lease are included above. The Company intends to sublease this space until it is needed. Based on information currently available to the Company, $1,300,000 was accrued as of December 31, 1996 for the excess of lease payments due during the term of the lease over estimated sublease income. However, there are no assurances that the Company will be able to locate subtenants for this space or enter into satisfactory subleases under the terms assumed for purposes of estimating this accrual. It is reasonably possible that the estimates made by management of anticipated sublease income will change significantly in the near term and the result of any such change could be material to future results of operations.

Litigation

In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. The complaints variously allege that defendants made false and misleading statements and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of federal securities laws and state law, in order to enhance the value of the Company's common stock and to enable the Company to issue securities and the individual defendants to sell shares of the Company's common stock at inflated prices. Each of the suits seeks compensatory damages for unspecified alleged losses during the class periods, the longest of which extends from September 26, 1995 through October 21, 1996. These actions are at an early procedural stage. While the Company has not yet filed answers to the complaints, the Company intends to deny liability with respect to these actions. However, the ultimate outcome cannot be determined at present. As such, no provision for liability from these suits has been made in the financial statements as of December 31, 1996.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The Company has certain contingent liabilities resulting from other litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial condition or results of operations of the Company.

Contingent Payment Related to Purchase of Intangible Assets

Pursuant to an agreement to purchase certain intangible assets (Note 6), if the Company constructs and operates, or licenses to a third party to construct and operate, a coal gasification system that uses a molten metal bath as the reaction medium, then after the first year of profitable commercial operation of such system, the Company will pay $500,000 to the seller of the intangible assets. Such payment will be required only if the plant is completed prior to December 31, 1998.

NOTE 17--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Certain billings by the Company to M4 for engineering and construction, research and development and consulting services were disputed by M4 and were not paid by M4. The Company has investigated the circumstances of these disputes and has determined that the Company's quarterly results of operations should be restated for the periods ended June 30, 1996 and September 30, 1996. Revenue of $2.593 million has been reversed in the quarter ended June 30, 1996 because of a dispute regarding the obligation underlying billings in that amount for that quarter. Revenue of $481,000 has been reversed and a charge to bad debt expense in the amount of $1.484 million has been recorded in the quarter ended September 30, 1996 to reflect the doubtful collection, because of an additional dispute arising prior to the close of the Company's third quarter accounts, of billings for $1.965 million for the third and prior quarters. The Company is not pursuing collection of these disputed amounts. The Company intends to amend its prior filings on Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996 to reflect these adjustments. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for these quarters:

                                                 Quarter Ended
As Previously Reported:               June 30, 1996      September 30, 1996
                                      -------------      ------------------
Revenue                                $20,447,000          $ 15,557,000
Income (loss) from operations            1,529,000            (3,886,000)
Net income (loss)                        2,084,000            (3,308,000)
Net income (loss) per share            $      0.08          $      (0.14)


                                                 Quarter Ended
As Restated:                          June 30, 1996      September 30, 1996
                                      -------------      ------------------
Revenue                                $ 17,854,000         $ 15,076,000
Loss from operations                     (1,064,000)          (5,851,000)
Net loss                                   (509,000)          (5,273,000)
Net loss per share                     $      (0.02)        $      (0.22)

                                                                     SCHEDULE II


                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT
                                                    BEGINNING OF                                           BALANCE AT
DESCRIPTION                                            PERIOD              ADDITIONS       DEDUCTIONS      END OF YEAR
-----------                                            ------              ---------       ----------      -----------
December 31, 1996:
 Valuation allowance for deferred tax asset          $20,972,000          $30,545,000          $-          $51,517,000

December 31, 1995:
Valuation allowance for deferred tax asset            17,986,000            2,986,000           -           20,972,000

December 31, 1994:
Valuation allowance for deferred tax asset             9,568,000            8,418,000           -           17,986,000

M4 ENVIRONMENTAL L.P.
FINANCIAL STATEMENTS
DECEMBER 31, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
M4 Environmental L.P.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of M4 Environmental L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1, in March 1997, the Partners executed a letter of intent to restructure their relationship currently embodied in the Partnership. Pursuant to the terms of the letter of intent, the Partnership's Retech division would be transferred to Lockheed Martin Corporation, and the Partnership would become solely owned by Molten Metal Technology, Inc. After giving effect to the restructuring, the Partnership's principal asset would be the Technology Center (Note 4).


Price Waterhouse LLP

Boston Massachusetts
May 23, 1997

M4 ENVIRONMENTAL L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                              DECEMBER 31,
                                                         1996             1995
ASSETS
Current assets:
   Cash and cash equivalents                         $    154,542     $  5,610,000
   Accounts receivable, net of allowance for
     doubtful accounts of $95,000 in 1996               8,016,756               --
   Accounts receivable from LMC                         1,221,303               --
   Costs and earnings in excess of billings             3,447,755               --
   Inventories                                          2,165,286               --
   Prepaid expenses and other current assets              673,387          225,147
   Due from INC                                           379,884           43,887
                                                     ------------     ------------

      Total current assets                             16,058,913        5,879,034

Property, plant and equipment, net                     25,751,932       28,894,764
Technology and market rights, net                      10,083,700       12,114,286
Other intangible assets, net                            5,626,874               --
Other assets                                              277,742               --
                                                     ------------     ------------

                                                     $ 57,799,161     $ 46,888,084
                                                     ============     ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable                                  $  7,136,598     $  4,291,224
   Accrued expenses and other current liabilities       9,589,988        1,299,146
   Due to MMT                                          21,527,000       15,103,621
   Billings in excess of costs and earnings             2,943,410               --
   Reserve for loss contracts                           1,028,154               --
   Line of credit - LMC                                10,000,000               --
                                                     ------------     ------------

      Total current liabilities                        52,225,150       20,693,991

Long-term debt                                         38,000,000               --
Due to related party                                    1,983,334               --
Other long-term liabilities                               188,095               --
                                                     ------------     ------------

                                                       92,396,579       20,693,991
                                                     ------------     ------------

Commitments and contingencies (Note 12)
                                                     ------------     ------------

Partners' capital (deficit)                           (34,597,418)      26,194,093
                                                     ------------     ------------


                                                     $ 57,799,161     $ 46,888,084
                                                     ============     ============

                     The accompanying notes are an integral
                       part of these financial statements.

M4 ENVIRONMENTAL L.P.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   (UNAUDITED)
                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                    (AUGUST 8,
                                                                                      1994)
                                                        YEAR ENDED                   THROUGH
                                                        DECEMBER 31,               DECEMBER 31,
                                                   1996              1995             1994
Revenue                                       $  19,157,905     $   1,510,000     $          --
Cost of revenue                                  30,146,314         1,510,000                --
                                              -------------     -------------     -------------

                                                (10,988,409)               --                --
                                              -------------     -------------     -------------
Operating expenses:
   Selling, general and administrative           18,340,642         6,116,959         1,327,449
   Research and development                      12,153,077         4,346,169                --
   Depreciation and amortization                  4,733,543         1,696,341           492,172
   Impairment charge for long-lived assets       60,851,167                --                --
                                              -------------     -------------     -------------

     Loss from operations                      (107,066,838)      (12,159,469)       (1,819,621)

Interest income                                     748,052           166,426             6,757
Interest expense                                   (730,000)               --                --
                                              -------------     -------------     -------------

     Net loss                                 $(107,048,786)    $ (11,993,043)    $  (1,812,864)
                                              =============     =============     =============

                     The accompanying notes are an integral
                       part of these financial statements.

M4 ENVIRONMENTAL L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
--------------------------------------------------------------------------------

                                                 GENERAL           LIMITED
                                                 PARTNER           PARTNERS           TOTAL
Capital contributions (unaudited)             $      76,500     $   8,923,500     $   9,000,000

Net loss (unaudited)                                (18,129)       (1,794,735)       (1,812,864)
                                              -------------     -------------     -------------


Balance at December 31, 1994                         58,371         7,128,765         7,187,136

Capital contributions                                    --        31,000,000        31,000,000

Net loss                                           (119,930)      (11,873,113)      (11,993,043)
                                              -------------     -------------     -------------


Balance at December 31, 1995                        (61,559)       26,255,652        26,194,093

Capital contributions                                    --        30,000,000        30,000,000

Contribution of Retech net assets (Note 1)               --        16,257,275        16,257,275

Net loss                                         (1,070,488)     (105,978,298)     (107,048,786)
                                              -------------     -------------     -------------


Balance at December 31, 1996                  $  (1,132,047)    $ (33,465,371)    $ (34,597,418)
                                              =============     =============     =============

                     The accompanying notes are an integral
                       part of these financial statements.

M4 ENVIRONMENTAL L.P.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                (UNAUDITED)
                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                                              (AUGUST 8, 1994)
                                                                                     YEAR ENDED                   THROUGH
                                                                                     DECEMBER 31,               DECEMBER 31,
                                                                                1996              1995              1994
Cash flows from operating activities:
   Net loss                                                                $(107,048,786)    $ (11,993,043)    $  (1,812,864)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                             4,733,543         1,696,341           492,172
     Impairment charge for long-lived assets                                  60,851,167                --                --
     Changes in assets and liabilities (net of contribution of Retech):
       Accounts receivable                                                    (3,322,815)               --                --
       Accounts receivable from LMC                                           (1,217,359)               --                --
       Costs and earnings in excess of billings                                2,702,271                --                --
       Inventories                                                              (130,225)               --                --
       Prepaid expenses and other current assets                                (425,845)         (211,444)          (13,703)
       Due from INC                                                             (331,647)          205,860          (249,747)
       Accounts payable                                                        1,989,779         4,039,661           251,563
       Accrued expenses and other current liabilities                          3,778,147         1,199,274            99,871
       Due to MMT                                                              2,877,912          (218,965)          218,965
       Billings in excess of costs and earnings                                1,161,394                --                --
       Reserve for loss contracts                                                888,810                --                --
       Other long-term liabilities                                              (188,035)               --                --
                                                                           -------------     -------------     -------------


         Net cash used in operating activities                               (33,681,689)       (5,282,316)       (1,013,743)
                                                                           -------------     -------------     -------------


Cash flows from investing activities:
   Acquisition of property, plant and equipment                              (44,172,653)      (13,639,284)         (454,657)
   Purchase of technology and market rights                                   (5,000,000)       (6,500,000)       (7,500,000)
   Payments to related party                                                    (296,093)               --                --
                                                                           -------------     -------------     -------------


         Net cash used in investing activities                               (49,468,746)      (20,139,284)       (7,954,657)
                                                                           -------------     -------------     -------------


Cash flows from financing activities:
   Proceeds from line of credit - LMC                                         10,000,000                --                --
   Proceeds from long-term debt                                               38,000,000                --                --
   Debt issuance costs                                                          (308,602)               --                --
   Proceeds from capital contributions                                        30,000,000        31,000,000         9,000,000
   Cash acquired in Retech contribution                                            3,579
                                                                           -------------     -------------     -------------


         Net cash provided by financing activities                            77,694,977        31,000,000         9,000,000
                                                                           -------------     -------------     -------------


Net increase (decrease) in cash and cash equivalents                          (5,455,458)        5,578,400            31,600

Cash and cash equivalents, beginning of period                                 5,610,000            31,600                --
                                                                           -------------     -------------     -------------


Cash and cash equivalents, end of period                                   $     154,542     $   5,610,000     $      31,600
                                                                           =============     =============     =============

                     The accompanying notes are an integral
                       part of these financial statements.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


1.    ORGANIZATION AND NATURE OF BUSINESS

      M4 Environmental L.P. (the "Partnership"), a Delaware limited partnership, was formed on August 8, 1994. Lockheed Martin Corporation ("LMC") and Molten Metal Technology, Inc. ("MMT"), through their respective wholly-owned subsidiaries, each own a designated 49.5% limited partnership interest in the Partnership and a 50% interest in M4 Environmental Management Inc. ("INC"), the 1% general partner of the Partnership. Pursuant to the terms of the partnership agreement, the Partnership will terminate on July 1, 2019. The Partnership may be terminated by LMC or MMT in 1998 or in the event certain technological or commercial goals are not met, or by mutual consent of LMC and MMT.

      The Partnership was formed to commercialize catalytic extraction processing ("CEP") to service the environmental remediation, waste-management, decontamination, and decommissioning needs of the U.S. Department of Defense and the U.S. Department of Energy (the "Market"). In December 1994, the Partnership and MMT entered into an agreement to include feedstocks from the United States Enrichment Corporation ("USEC") in the Market. In September 1996, the Partnership, MMT and LMC entered into an agreement which expanded the Partnership's license to include the demilitarization of Japanese chemical weapons (Note 3). In March 1996, MMT and LMC executed an agreement to expand the Partnership through the acquisition by the Partnership of the Retech division of a subsidiary of LMC. Under the terms of this expansion, LMC contributed certain of the net assets of the Retech division to the Partnership. MMT purchased substantially all of the remaining assets of Retech from LMC for 352,361 shares of its common stock, and then immediately contributed the assets to the Partnership.

      The core of CEP is a molten metal bath into which waste feedstocks and selected chemicals can be injected. The catalytic and solvent effect of the molten metal bath causes the waste feedstocks to break down into their constituent elements and dissolve in the molten metal bath. The addition of various selected chemicals to the molten metal bath enables the reconfiguration of the elements into useful raw materials. The Retech division designs and manufactures metallurgical equipment and waste processing systems that utilize a plasma technology.

      In March 1997, MMT and LMC executed a letter of intent to restructure their relationship currently embodied in the Partnership. The letter of intent contemplates the following: (1) LMC would control and pursue the clean up of the tanked waste site in Hanford, Washington, and MMT would provide directly to LMC certain construction and development services with respect to CEP. (2) MMT would have the exclusive right to lead and pursue the worldwide opportunities for processing UF6 and LMC would have the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties. (3) MMT and LMC would form a new limited liability company to pursue the processing of chemical weapons worldwide.
      (4) Retech would be transferred to LMC. (5) MMT would become the sole owner of the Partnership. After giving effect to the restructuring, the Partnership's principal asset would be the Technology Center (Note 4). MMT would be responsible for the operation of the Technology Center and would be entitled to all future revenue from such operations. MMT and LMC have agreed to share equally the debt service of the $38 million

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      of bonds issued by the Industrial Development Board of Oak Ridge, Tennessee relating to the Technology Center (Note 8). (6) LMC would forgive $15 million outstanding under the Partnership's line of credit, and MMT would contribute outstanding accounts receivable from the Partnership of $14,569,870 to the Partnership's capital. (7) LMC and MMT generally would share equally in substantially all of the costs of completing the restructuring. (8) All existing agreements between MMT, LMC and the Partnership would be terminated, including the Partnership's CEP license from MMT. (9) LMC and MMT would establish a first offer process pursuant to which they will jointly discuss new market opportunities within the Market prior to pursuing them individually.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      MANAGEMENT ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include estimates of the costs to complete long-term contracts, future cash flows associated with long-lived assets (Note 4), and useful lives for depreciation and amortization (Notes 5 and 6). Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS
      The Partnership considers all highly liquid investments that are readily convertible to cash or that have an original maturity of three months or less when purchased to be cash equivalents. Such equivalents consist principally of overnight repurchase agreements. The Partnership does not require collateral on the excess of its cash deposits or repurchase agreements over federal depository insurance coverage. At December 31, 1995, the Partnership has classified its cash equivalents totaling $5,610,000 as available-for-sale. These investments are carried at cost which approximates fair value.

      REVENUE RECOGNITION, ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK Revenue in 1995 consisted of contractual services performed primarily for one customer, USEC. The contract related to the demonstration by the Partnership of the feasibility of using CEP to treat certain of USEC's radioactive waste stockpiles.

      The Partnership's revenue during 1996 was primarily from the operations of Retech under fixed price long-term contracts. During the year ended December 31, 1996, revenues from two customers were $3,973,490 and $2,858,295, or 21% and 15% of total revenue, respectively. At December 31, 1996, accounts receivable and costs and earnings in excess of billings due from these customers totaled $1,994,367 and $1,426,761, respectively. Accounts receivable from a third customer totaled $1,285,716 at December 31, 1996.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      During the year ended December 31, 1996, revenue from North America, Europe, and Asia totaled approximately $12,589,000 (66%), $3,355,000 (17%), and $3,214,000 (17%) of total revenue, respectively.

      Fixed price contract revenue is recognized using the percentage-of-completion method based on the ratio that costs incurred to date bear to estimated total costs at completion. Adjustments to contract cost estimates are made in the period in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in its entirety currently. Costs and earnings in excess of billings represent costs incurred and profit to date in excess of amounts billed. Billings in excess of costs and earnings represent amounts billed in excess of revenue recognized. Revenue from other contracts is recognized as services are provided and billed.

      The Partnership has numerous contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Although management believes that its estimates of progress toward completion, contract revenue and contract costs are appropriate, it is reasonably possible that changes could occur in the near term which could materially affect management's estimates of such amounts.

      The Partnership sells its products and services to various governmental and commercial entities. Ongoing credit evaluations of customer's financial condition are performed and collateral is not required. The Partnership maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

      INVENTORIES
      Inventories, which consist primarily of purchased components, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost. For assets written down to estimated fair value due to impairment (Note 4), the reduced carrying amount becomes the new cost basis. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred. During 1996, the Partnership capitalized interest of $1,578,269 related to the construction of a facility in Oak Ridge, Tennessee. No such amounts were capitalized during 1995 or 1994.

      TECHNOLOGY AND MARKET RIGHTS
      Technology and market rights relate to license fees paid to MMT and are recorded at cost less accumulated amortization (Note 3). For assets written down to estimated fair value due to impairment (Note 4), the reduced carrying amount becomes the new cost basis. Such rights are being amortized using the straight-line method over the estimated useful life of the rights (ten years). Such useful life is an estimate and is subject to change based on, among other factors, the existence or emergence of competing technologies and the degree of acceptance of the technology by the Partnership's targeted customer markets.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      INTANGIBLE ASSETS
      Intangible assets, which include intellectual property rights, a noncompete agreement and goodwill related to Retech, are carried at cost less accumulated amortization. These costs are being amortized using the straight-line method over the estimated useful lives of the related assets. Such useful life is an estimate and is subject to change based on, among other things, the existence or emergence of competing technologies and, with regard to the noncompete agreement, management's ongoing evaluation of the level of protection provided to the Partnership by the noncompete covenant.

      IMPAIRMENT OF LONG-LIVED ASSETS
      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), Impairment of Long-lived Assets. In accordance with FAS 121, management periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset may not be recoverable. When such an event or change in circumstance occurs, management evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset is recognized.

      INCOME TAXES
      The partners are required to report their respective shares of the Partnership's taxable income or loss in their income tax returns and are liable for any related taxes thereon. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

      STATEMENT OF CASH FLOW INFORMATION
      Non-cash investing and financing activities include the acquisition of technology and market rights and property, plant and equipment from MMT, payable at December 31 as follows:

                                                 1996           1995           1994
                                                                           (UNAUDITED)
      Technology and market rights           $        --    $        --    $ 6,500,000
      Property, plant and equipment            3,545,467     15,103,621             --

      Additionally, as a result of the contribution of Retech by LMC and MMT, the Partnership obtained assets of $22,168,044 and assumed liabilities of $5,910,769.

      During 1996, the Partnership paid interest of approximately $1,457,370.

      1994 FINANCIAL INFORMATION
      The 1994 financial information is unaudited; however, in the opinion of management, this information includes all adjustments necessary for a fair presentation of the results of operations for the period from inception (August 8, 1994) through December 31, 1994.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      RECLASSIFICATIONS
      Certain reclassifications were made to the 1995 balances in order to conform to the current year presentation. These reclassifications had no effect on the 1995 operating results.


3.    PARTNERSHIP AND RELATED AGREEMENTS

      Pursuant to the agreements between LMC and MMT, LMC agreed to fund the Partnership's operations through August 1, 1999, including license fees payable to MMT and any equity required in order to obtain project financing for a CEP plant. However, this funding obligation is limited to $20,000,000 in any fiscal year (unless otherwise agreed to by the Partners) and $75,000,000 over the life of the Partnership. In connection with the agreement executed in March 1996 to expand the Partnership, LMC agreed to provide the Partnership with a line of credit under which it can borrow up to $15 million through the earlier of April 30, 2006 or the date the Partnership enters into a credit facility with a third party (other than a project financing). Borrowings under the agreement bear interest at the higher of the prime rate of a bank plus 2% (10.25% at December 31, 1996) or 2.5% above the Federal Funds Rate. At December 31, 1996, $10,000,000 was outstanding under the line of credit. During 1996, the Partnership paid LMC interest of $99,419. At December 31, 1996, accrued interest and other current liabilities included $86,816 of interest due to LMC.

      MMT has granted the Partnership an exclusive license, subject to certain exceptions, to use the CEP technology for the Market and to sublicense the CEP technology, under certain conditions, to qualified third parties for use in the Market. The Partnership paid MMT $14,000,000 for this license ($7,500,000 in 1994 and $6,500,000 in 1995). In September 1996, the
      Partnership, MMT and LMC entered into an agreement which expanded the Partnership's license to include the demilitarization of Japanese chemical weapons. In return for the expansion of the license, the Partnership paid a $5,000,000 license fee to MMT. At December 31, 1996 and 1995, technology and market rights, after the impairment charge described in Note 4, include $13,507,833 (less accumulated amortization of $3,424,133) and $14,000,000 (less accumulated amortization of $1,885,714), respectively, related to license payments to MMT. Additionally, the Partnership was obligated to pay MMT a $2,000,000 success fee upon the start-up of each of the first three CEP plants. During 1996 and 1995, the Partnership paid MMT $4,000,000 and $2,000,000, respectively, of such fees. In addition, the Partnership will pay MMT an ongoing royalty of 2% or 3.5% (depending on the market) of the Partnership's revenues from activities related to CEP, with the amount paid in any year not to exceed 50% of the Partnership's cash flow.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      All of the Partnership's obligations for the aforementioned license fees were guaranteed by LMC. LMC has also agreed to provide guaranties of any project or third party financing obtained for the development of CEP plants by the Partnership. In return for the guaranties, the Partnership will pay LMC a fee of 2% of the average amount of guaranteed debt outstanding. If LMC withdraws its guaranties under certain circumstances, as allowed by the Partnership agreement, MMT has the right to terminate the Partnership. At December 31, 1996, accrued expenses and other current liabilities includes approximately $728,000 due to LMC for guarantee fees related to the Industrial Development Board bonds (Notes 7 and 8).

      MMT provides, under certain conditions, research and development and certain other technical services to the Partnership. Amounts incurred for such services were approximately $42,121,000, $21,568,000 and $219,000 in the periods ended December 31, 1996, 1995 and 1994, respectively, and consist of the following:

                                                                             (UNAUDITED)
                                                   1996           1995           1994
      Engineering and construction services    $37,768,000    $20,265,000    $        --
      Research, development and consulting
        services                                 4,353,000      1,303,000        219,000
                                               -----------    -----------    -----------

                                               $42,121,000    $21,568,000    $   219,000
                                               ===========    ===========    ===========


      Amounts incurred for research, development and consulting services are expensed as incurred. Amounts related to engineering and construction services are generally capitalized as plant and equipment.

      As described in Note 1, the net assets of the Retech division of LMC were contributed to the Partnership effective April 30, 1996. The net assets of Retech were recorded by the Partnership at their historical cost of $16,257,275. The results of operations of Retech are included in the statement of operations commencing April 30, 1996.


4.    IMPAIRMENT OF LONG-LIVED ASSETS

      In accordance with FAS 121, the Partnership reviews for impairment of long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. Pursuant to the proposed restructuring of the Partnership described in Note 1, the Partnership (the principal asset of which would be the Technology Center - primarily CEP units - after giving effect to the restructuring) would become solely owned by MMT, and MMT would be entitled to all future revenue from the operations of the Technology Center. Additionally, the Partnership's CEP license would terminate upon the consummation of the proposed restructuring. As a result of these circumstances, management performed an

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


      assessment of the recoverability of the net book value of the assets related to the Partnership's Technology Center and of the technology and market rights related to the CEP license as of December 31, 1996 and determined that these assets were impaired.

      The Partnership obtained an independent appraisal to determine the estimated fair value of these assets. Estimated fair value of the Technology Center assets was determined utilizing a discounted cash flow technique. Estimated fair value of the technology and market rights was determined based on an analysis of the price paid for the rights adjusted by technology and market related factors to reflect changes in these items from the date of payment. An impairment charge of $60,851,167 was recognized in the 1996 statement of operations.


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                ESTIMATED
                                               USEFUL LIFE          DECEMBER 31,
                                                 IN YEARS       1996           1995
      Office furnishings and equipment             5-7      $ 2,163,049    $   780,646
      Computer equipment and software                5        3,399,019      1,514,729
      CEP units                                      7        7,070,955      4,865,880
      Leasehold improvements                       5-7        3,886,740        521,161
      Construction in progress                      --       13,167,120     21,515,147
                                                            -----------    -----------

                                                             29,686,883     29,197,563

      Less - Accumulated depreciation                         3,934,951        302,799
                                                            -----------    -----------

                                                            $25,751,932    $28,894,764
                                                            ===========    ===========

      Depreciation and amortization expense for the periods ended December 31, 1996, 1995 and 1994 were $2,743,352, $219,228 and $25,069 (unaudited), respectively.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


6.    INTANGIBLE ASSETS

      Intangible assets (excluding technology and market rights) consist of the following:

                                                  ESTIMATED
                                                 USEFUL LIFE    DECEMBER 31,
                                                   IN YEARS        1996
      Goodwill                                        15        $3,720,667
      Intellectual property rights                    15         1,866,667
      Noncompete agreement                             4         1,000,000
                                                                ----------

                                                                 6,587,334

      Less - Accumulated amortization                              960,460
                                                                ----------

                                                                $5,626,874
                                                                ==========


7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                                        DECEMBER 31,
                                                                   1996              1995
      Employee compensation and benefits                        $3,348,643        $1,235,140
      Due to LMC - debt guarantee fees                             728,333                --
      Other accrued expenses                                     5,513,012            64,006
                                                                ----------        ----------

                                                                $9,589,988        $1,299,146
                                                                ==========        ==========

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


8.    LONG-TERM DEBT

      In January 1996, the Partnership completed a tax-exempt bond offering to finance 1995 and 1996 construction expenditures. Pursuant to this financing, the Partnership entered into a loan agreement with the Industrial Development Board of the City of Oak Ridge, Tennessee, which issued revenue bonds of $38,000,000 for the purpose of financing the Partnership's acquisition, construction, and equipping of a CEP facility in Oak Ridge, Tennessee. Borrowings are required to be repaid in 2006, with interest payments at variable rates due monthly beginning in February 1996. The interest rate in effect at December 31, 1996 was 3.2%. The bonds are secured by a letter of credit with a bank. As of December 31, 1996, no drawings had been made against the letter of credit. Unamortized debt issuance costs were $277,742 at December 31, 1996. These costs are being amortized over the term of the debt using the effective interest method.


9.    RELATED PARTY TRANSACTIONS

      The corporate purpose of INC is to manage the business of the Partnership and, as such, to pay all liabilities on behalf of the Partnership. The Partnership reimburses INC for all payments made on behalf of the Partnership. Amounts reimbursed to INC were approximately $26,614,000, $19,535,000 and $1,450,000 (unaudited) in 1996, 1995, and 1994, respectively.

      Advance payments of $379,884 and $31,160 in 1996 and 1995, respectively, were made by the Partnership to INC and are included in due from INC. Accounts payable and accrued expenses in the accompanying balance sheet represent amounts payable to third party vendors, but for which the actual payment to such vendors will be made on behalf of the Partnership through INC.

      Retech leases certain facilities and office space from an employee and former owner under non-cancelable operating lease agreements which expire on September 30, 2010. Rental payments of $498,264 were made to this individual in 1996. In addition, an aggregate of $2,367,667 was due to this individual under certain non-compete and intellectual property right agreements at December 31, 1996 (see Note 6), of which $383,333 was included in accrued expenses and other current liabilities.

      Retech is engaged in certain contracts with subsidiaries of LMC. Revenue recognized and cost of revenue incurred under these agreements during the year ended December 31, 1996 was $1,262,054 and $4,380,014, respectively. At December 31, 1996, the balance sheet includes accounts receivable, costs and earnings in excess of billings, and deferred revenue related to these contracts of $1,221,303, $142,250, and $367,332, respectively. In addition, at December 31, 1996, the Partnership maintained a reserve of $980,043 for additional losses expected to be incurred under these contracts.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------


10.   401(k) AND EQUITY APPRECIATION PLANS

      The Partnership and INC provide a 401(k) defined contribution retirement plan for substantially all full-time employees who meet minimum age and service requirements. Contributions, if any, are at management's discretion.

      In 1995, INC and the Partnership established an Equity Appreciation Plan (the "Plan") whereby participants are compensated for the increase in the fair value of a partnership unit over a specified base amount. Fair value is determined annually by a compensation committee designated by the executive committee of INC. The Plan awards units to participants which vest ratably over a five year period from the date of grant. All outside directors and employees of the Partnership, INC and any affiliate are eligible to participate in the Plan. The maximum number of units to be granted under the Plan is 600,000. A total of 202,800 units (with a base amount of $5.60) and 221,950 units (with a base amount of $7.50) were granted during 1996 and 1995, respectively. Compensation expense of approximately $180,000 was recognized related to this plan in 1996. No such expense was recognized during 1995.


11.   FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

      The following disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS 107"), which requires the disclosure of fair value information about financial instruments when it is practicable to estimate the value.

                                           DECEMBER 31, 1996            DECEMBER 31, 1995
                                      --------------------------    --------------------------
                                        CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                         AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                      -----------    -----------    -----------    -----------
      Assets:
         Cash and cash equivalents    $   154,542    $   154,542    $ 5,610,000    $ 5,610,000

      Liabilities:
         Line of credit-LMC            10,000,000     10,000,000             --             --
         Long-term debt                38,000,000     38,000,000             --             --

      The following methods and assumptions are used in estimating fair values of financial instruments:

      Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their estimated fair values.

      Line of credit - LMC and long-term debt - The fair value of these financial instruments approximates the carrying value at December 31, 1996. Rates currently available to the Partnership for debt with similar terms are used to estimate the fair value of existing debt.

M4 ENVIRONMENTAL L.P.
NOTES TO FINANCIAL STATEMENTS
(INFORMATION AND DATA RELATING TO 1994 IS UNAUDITED)
--------------------------------------------------------------------------------

12.   COMMITMENTS AND CONTINGENCIES

      LEASES
      The Partnership and INC have noncancelable operating leases for the Technology Center (the site of the CEP plant), office space, and office equipment. Rent expense under these operating leases was $1,880,117, $772,167 and $84,486 (unaudited) in 1996, 1995 and 1994, respectively.
      Commitments under noncancelable operating leases with original terms in excess of one year are as follows:

      1997                                                           $ 1,763,997
      1998                                                             1,794,329
      1999                                                             1,757,460
      2000                                                             1,738,128
      2001                                                             1,733,358
      Thereafter                                                       7,167,059
                                                                     -----------

                                                                     $15,954,331
                                                                     ===========

      LETTER OF CREDIT
      At December 31, 1996, the Partnership had outstanding to a customer an irrevocable letter of credit in the amount of $309,306. This letter of credit expired unused on April 30, 1997.

      LITIGATION
      The Partnership has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Partnership.