Form 10-Q
period 1997-03-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-05-30
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                    YES   X    NO
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $.01 PAR VALUE                           23,683,673
    ----------------------------                  -----------------------------
                Class                             Outstanding at April 30, 1997

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Consolidated Balance Sheet - March 31, 1997 and December 31, 1996    3

        Consolidated Statement of Operations for the quarters ended
        March 31, 1997 and 1996                                              4

        Consolidated Statement of Cash Flows for the quarters ended
        March 31, 1997 and 1996                                              5

        Notes to Consolidated Financial Statements                         6-8

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                           9-16

PART II - OTHER INFORMATION
---------------------------

        Item 1. Legal Proceedings                                           17
        Item 2. Changes in Securities                                        *
        Item 3. Defaults Upon Senior Securities                              *
        Item 4. Submission of Matters to a Vote of Security Holders          *
        Item 5. Other Information                                            *
        Item 6. Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                  19
----------



* No information provided due to the inapplicability of item.

                           MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET



                                                                     March 31,          December 31,
                                                                       1997                1996
                                                                  -------------        -------------
ASSETS

Current assets:
  Cash and cash equivalents                                       $  17,614,024        $  19,679,104
  Short-term investments                                             70,156,082          109,388,659
  Accounts receivable, net of allowance for doubtful
    accounts of $150,000 at March 31, 1997                            3,335,540            2,573,306
  Unbilled accounts receivable                                          160,128                   --
  Accounts receivable from affiliates                                 6,304,682            5,525,491
  Unbilled accounts receivable from affiliates                          120,898              798,980
  Prepaid expenses and other current assets                           6,979,198            6,300,727
                                                                  -------------        -------------
          Total current assets                                      104,670,552          144,266,267

Restricted cash                                                       1,798,282            2,592,925
Fixed assets, net                                                   121,014,109          103,553,945
Intangible assets, net                                               16,941,349           16,363,201
Other assets                                                          5,936,689            5,968,911
                                                                  -------------        -------------
                                                                  $ 250,360,981        $ 272,745,249
                                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                               $   1,840,023        $   1,884,486
  Accounts payable                                                   15,441,959           19,273,058
  Accrued expenses                                                    8,863,995            6,082,746
  Accrued interest                                                    3,664,187            2,161,297
  Deferred revenue                                                    2,070,907            1,647,472
  Deferred income from affiliate                                      4,504,615            4,586,870
                                                                  -------------        -------------
          Total current liabilities                                  36,385,686           35,635,929
                                                                  -------------        -------------
Long-term debt                                                      164,750,000          164,753,334
                                                                  -------------        -------------
Due to related parties                                                1,385,889            1,385,889
                                                                  -------------        -------------
Deferred income from affiliate                                        2,382,369            2,437,500
                                                                  -------------        -------------
Accumulated losses of affiliate in excess of investment               6,000,218            5,020,765
                                                                  -------------        -------------
Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares
     authorized, no shares issued or outstanding                             --                   --
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 23,680,673 shares issued and 23,570,273
     outstanding at March 31, 1997 and 23,643,707 shares
     issued and 23,603,707 outstanding at December 31, 1996             236,807              236,437
  Additional paid-in capital                                        163,232,684          163,124,587
  Valuation allowance for short-term investments                       (243,497)             (86,653)
  Accumulated deficit                                              (121,293,739)         (97,820,411)
                                                                  -------------        -------------
                                                                     41,932,255           65,453,960
  Less: Treasury stock, 110,400 shares at March 31, 1997
    and 40,000 shares at December 31, 1996, at cost                  (1,251,319)            (482,504)
  Less: Deferred compensation                                        (1,224,117)          (1,459,624)
                                                                  -------------        -------------
          Total stockholders' equity                                 39,456,819           63,511,832
                                                                  -------------        -------------
                                                                  $ 250,360,981        $ 272,745,249
                                                                  =============        =============



                See notes to consolidated financial statements.

                           MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     Quarter ended March 31,
                                                                 -------------------------------
                                                                     1997              1996
                                                                 ------------        -----------
Revenue:

    Waste services                                               $  3,944,962                 --
    Equipment sales                                                   707,361                 --
    Research and development ("R&D")                                  200,000          1,257,808
    Construction, R&D and consulting from affiliates                  120,898         17,365,736
    Technology transfer and success fees from affiliate                    --          3,750,000
                                                                 ------------        -----------
                                                                    4,973,221         22,373,544
Operating expenses:                                              ------------        -----------
    Cost of revenue - Waste services                                7,491,670                 --
    Cost of revenue - Equipment sales                                 255,154                 --
    Cost of revenue - R&D                                             105,880          1,178,331
    Cost of revenue - construction, R&D, consulting,
      technology transfer and success fees from affiliates            106,559         15,144,941
    R&D                                                             9,131,539          4,708,163
    Selling, general and administrative ("SG&A")                    6,940,057          2,418,332
                                                                 ------------        -----------
                                                                   24,030,859         23,449,767
Equity income (loss) from affiliate                                (3,677,953)           369,312
                                                                 ------------        -----------
Loss from operations                                              (22,735,591)          (706,911)

Other income (expense):
    Interest income                                                 1,571,237          1,354,729
    Interest expense                                               (2,308,974)          (432,390)
                                                                 ------------        -----------
Net income (loss)                                                $(23,473,328)       $   215,428
                                                                 ============        ===========


Net income (loss) per share                                      $      (1.00)       $      0.01
                                                                 ============        ===========

Weighted average common and common equivalent
 shares outstanding                                                23,556,029         27,493,890
                                                                 ============        ===========



                See notes to consolidated financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    QUARTER ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                     1997              1996
                                                                                 ------------      -----------

Cash flows from operating activities:
 Net income (loss)                                                               $(23,473,328)     $   215,428
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities (net of assets acquired from VECTRA):
   Depreciation and amortization                                                    2,896,051        1,316,704
   Equity loss (income) from affiliate                                              3,677,953         (369,312)
   Compensation expense related to restricted stock and common stock options          235,507           10,424
   Decrease (increase) in accounts receivable                                        (922,362)         696,087
   Increase in accounts receivable from affiliate                                    (101,109)      (4,631,073)
   Decrease (increase) in prepaid expenses and other current assets                   176,692         (801,817)
   Increase in other assets                                                           (92,506)        (401,696)
   Increase (decrease) in accounts payable                                         (3,831,099)       4,319,840
   Increase in accrued expenses                                                     2,781,249        1,250,334
   Increase (decrease) in accrued interest                                          1,502,890         (473,682)
   Increase (decrease) in deferred revenue                                            423,435       (1,750,001)
   Increase (decrease) in deferred income from affiliate                             (137,386)       1,953,445
                                                                                 ------------      -----------
       Net cash provided by (used in) operating activities                        (16,864,013)       1,334,681
                                                                                 ------------      -----------

Cash flows from investing activities:
  Expenditures for fixed assets                                                   (17,262,429)      (6,544,481)
  Purchase of intangible assets                                                      (451,810)        (498,959)
  Cash paid for acquisition of VECTRA assets                                       (3,950,559)            --
  Cash investments in affiliate                                                    (2,698,500)            --
  Redemption of short-term investments, net                                        39,075,733       10,934,069
  Decrease in restricted cash                                                         794,643        1,736,340
                                                                                 ------------      -----------
      Net cash provided by investing activities                                    15,507,078        5,626,969
                                                                                 ------------      -----------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                             108,467        1,567,492
  Purchase of treasury stock                                                         (768,815)            --
  Principal repayments of long-term debt                                              (47,797)         (47,713)
                                                                                 ------------      -----------
      Net cash provided by (used in) financing activities                            (708,145)       1,519,779
                                                                                 ------------      -----------
Increase (decrease) in cash and cash equivalents                                   (2,065,080)       8,481,429
Cash and cash equivalents at beginning of period                                   19,679,104        6,644,856
                                                                                 ------------      -----------
Cash and cash equivalents at end of period                                       $ 17,614,024      $15,126,285
                                                                                 ============      ===========


                See notes to consolidated financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Molten Metal Technology, Inc. (the "Company" or "MMT") is an environmental technology company engaged in the commercialization and continued development of its proprietary processing technology, Catalytic Extraction Processing ("CEP"). The core of CEP is a molten metal bath into which feedstocks and selected chemicals can be introduced. The catalytic and solvent effects of the molten metal bath causes feedstocks to break down into their constituent elements and dissolve in the molten metal. The addition of various selected chemicals to the molten metal bath allows feedstocks to reform and be recovered as different materials which generally can be re-used as a raw material by the feedstock generator or can be sold to other users.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants. Common share equivalents have been excluded from the weighted average number of common shares in loss periods since their effect is anti-dilutive. The effect of the assumed conversion of the convertible debt was anti-dilutive for the periods presented.

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for the quarters ended March 31, 1997 and 1996 would not have been materially different from the net income (loss) per share reported by the Company.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the period ended March 31, 1996.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EQUITY TRANSACTIONS

During the quarter ended March 31, 1997, 36,966 shares of common stock were issued upon the exercise of options.

During the quarter ended March 31, 1997, the Company repurchased 70,400 shares of its common stock for $768,815 and placed the shares in treasury.

NOTE 3. ACCUMULATED LOSSES OF M4 IN EXCESS OF INVESTMENT

The Company accounts for its investment in M4 Environmental L.P. ("M4") using the equity method. Under the M4 limited partnership agreement, the Company and its partner, Lockheed Martin Corporation ("LMC"), share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, the Company and LMC share equally in the profits or losses of M4. The capital accounts became equal in the fourth quarter of 1996 and, as such, the Company recognized one half of M4's net loss for the quarter ended March 31, 1997.

Summarized income statement information of M4 for the quarter ended March 31, 1997 is presented below:


                                                                Quarter ended
                                                                March 31, 1997
                                                                --------------
Revenue                                                         $  8,734,000
Other income                                                           7,000
Expenses                                                         (16,097,000)
                                                                ------------
Net loss                                                        $ (7,356,000)
                                                                ============

The Company's share of M4's net loss                            $ (3,678,000)

NOTE 5. PROPOSED RESTRUCTURING OF M4

In March 1997, the Company and LMC executed a letter of intent to restructure their relationship currently embodied in M4. The letter of intent contemplates the following: (1) LMC would have the exclusive right to lead and pursue contracts for the clean up of the US Department of Energy's ("DOE") tanked waste site in Hanford, Washington, and the Company would provide directly to LMC certain construction and development services with respect to CEP. (2) The Company would have the exclusive right to lead and pursue the worldwide opportunities for processing UF6 and LMC would have the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties.
(3) The Company and LMC would form a new limited liability company to be their exclusive vehicle to pursue the processing of chemical weapons worldwide. (4) Retech would be transferred to LMC. (5) The Company would become the sole owner of M4. After giving effect to the restructuring, M4's principal asset would be the Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). The Company would be responsible for the operation of the M4 Technology Center and would be entitled to all future revenue from such operations. The Company and LMC have agreed to share equally the debt service of the $38 million of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center. (6) LMC would forgive $15 million outstanding on M4's line of credit, and the Company would contribute outstanding accounts receivable of $14.6 million to M4's capital. This amount is included in accumulated losses of affiliate in excess of investment at March 31, 1997 and December 31, 1996. (7) LMC and the Company generally would share equally in substantially all of the costs of the restructuring. (8) All existing agreements between the Company, LMC and M4 would be terminated, including the CEP license to M4. (9) LMC and the Company would establish a first offer process pursuant to which they will jointly discuss new market opportunities within the DOE and US Department of Defense ("DoD") markets prior to pursuing them individually.

NOTE 6. ACQUISITION

On January 29, 1997, MMT of Tennessee Inc., a wholly-owned subsidiary of the Company ("MMT Tennessee"), acquired certain low-level radioactive waste processing assets of VECTRA Technologies, Inc. ("VECTRA"), a spent nuclear fuel and radioactive waste services company located in San Ramon, California. MMT Tennessee paid $3.9 million in cash for the VECTRA waste-handling assets, which include machinery, equipment, spare parts, intellectual property and customer contracts. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. In accordance with APB Opinion No. 16, the purchase price was allocated to the net assets acquired based upon their estimated fair values.

NOTE 7. LITIGATION

In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. The complaints variously allege that defendants made false and misleading statements and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of federal securities laws and state law, in order to enhance the value of the Company's common stock and to enable the Company to issue securities and the individual defendants to sell shares of the Company's common stock at inflated prices. Each of the suits seeks compensatory damages for unspecified alleged losses during the class periods, the longest of which extends from September 26, 1995 through October 21, 1996. These actions are at an early procedural stage. While the Company has not yet filed answers to the complaints, the Company intends to deny liability with respect to these actions. However, the ultimate outcome cannot be determined at present. As such, no provision for liability from these suits has been made in the financial statements as of March 31, 1997.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues for the first quarter of 1997 decreased to $4,973,000 from $22,374,000 in the first quarter of 1996. The following table compares sources of revenue for the quarters ended March 31, 1997 and 1996:

                                              Quarter ended March 31,
                                              -----------------------
                                             1997                 1996
                                             ----                 ----
Waste services                          $ 3,945,000         $         -
Equipment sales                             707,000                   -
Engineering and construction                121,000          16,485,000
R&D and consulting                          200,000           2,139,000
Technology transfer and success fees              -           3,750,000
                                        -----------         -----------
                                        $ 4,973,000         $22,374,000
                                        ===========         ===========

Waste services revenue is from processing, managing and handling radioactive wastes through the Company's nuclear waste services division based in Oak Ridge, Tennessee. The first quarter of 1997 marked the commercial start-up of the Company's Quantum CEP Facility in Oak Ridge, Tennessee ("Q-CEP Facility") and the commencement of commercial CEP operations. The Company also began operations of its newly acquired waste service business from The Scientific Ecology Group, Inc. ("SEG") and VECTRA. The Company expects that revenue from plant operations will continue to increase in future periods as operations at the Q-CEP Facility ramp up and as commercial operations commence at additional facilities in Oak Ridge, Tennessee and Bay City, Texas.

Equipment sales are from the sale of waste storage and processing equipment for commercial low-level radioactive waste. The sales are a result of operations related to the acquisitions from SEG and VECTRA.

During the quarter ended March 31, 1996, the Company recognized $16.5 million in revenue related to the engineering, design and construction of M4's Technology Center. During the quarter ended March 31, 1997, the Company recorded no such revenue. The Company expects engineering and construction revenue to increase in the next few quarters due to activities related to engineering, design and construction of an initial CEP system for the joint venture with Nichimen Corporation and NKK Plant Engineering Corporation for the processing of fly ash in Japan.

During the quarter ended March 31, 1996, the Company recognized $2.1 million in revenue related to research and development and consulting contracts with M4 and the US government. During the quarter ended March 31, 1997, the Company recorded no such revenue from M4 or the US government. The Company expects to continue with research and development projects, some of which will be funded by third parties and some of which will be funded from the Company's working capital. The Company anticipates that the amount of both internally and externally funded research and development will decrease over the next year.

There were no technology transfer and success fees for the first quarter of 1997. Technology transfer and success fees for the first quarter of 1996 resulted from the recognition of a portion of the original $14 million license fee from M4 and from plant start-up fees from M4. Part of the Company's strategy is to license its technology under arrangements which provide for up-front technology transfer fees, ongoing tolling fees, license fees or royalties and the Company expects such revenues to increase in future periods over the first quarter of 1997.

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

Cost of revenues for the quarter ended March 31, 1997 decreased to $7,959,000 from $16,323,000 in the quarter ended March 31, 1996. The decrease is primarily attributable to a reduction in cost reimbursement contracts for R&D and engineering and construction activities.

R&D expenses increased to $9,132,000 for the quarter ended March 31, 1997 from $4,708,000 for the quarter ended March 31, 1996. The increase reflects a lower absorption of R&D expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company expects that R&D costs will decrease during 1997 as efforts become more directed toward commercial operations. SG&A expenses increased to $6,940,000 for the quarter ended March 31, 1997 from $2,418,000 for the quarter ended March 31, 1996. The increase reflects a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company is making efforts to decrease SG&A expenses in future periods. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

The Company accounts for its investment in M4 using the equity method and recorded an equity loss of $3,678,000 in the first quarter of 1997 compared to equity income of $369,000 in the first quarter of 1996. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. During the first quarter of 1996, the Company's and LMC's capital accounts were not equal and the Company recorded its share of revenues and other income from M4 without recognizing any expenses from M4. This resulted in the Company having equity income from M4 for the quarter ended March 31, 1996. In the fourth quarter of 1996, the Company's and LMC's capital accounts became equal and the Company began to share in the recognition of expenses from M4. As such, the Company recognized one half of the net loss of M4 for the quarter ended March 31, 1997, which resulted in a net equity loss of $3,678,000. The Company expects to continue to incur equity losses from M4 until the ongoing restructuring is completed, which is expected during the second quarter of 1997.

Interest income increased to $1,571,000 for the first quarter of 1997 from $1,355,000 in the first quarter of 1996. The increase is due to interest earned on the net proceeds from the issuance of convertible debt in May 1996. The Company expects interest income to decline in the coming year as cash and short-term investments are used to fund initial commercial operations and continued investment activities, including expenditures for fixed assets. Interest expense increased to $2,309,000 for the first quarter of 1997 from $432,000 in the first quarter of 1996. The increase is due to interest on the convertible debt issued in May 1996.

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

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for the quarters ended March 31, 1997 and 1996 would not have been materially different from the net income (loss) per share reported by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $87.8 million compared to $129.1 million at December 31, 1996. The decrease was primarily a result of cash used in operations and for the acquisition of fixed assets. During 1997, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company expects that its total capital expenditures for 1997 will be approximately $83 million.

In March 1997, the Company and LMC announced that they had executed a letter of intent to restructure their relationship with respect to commercialization of CEP for the government waste market. The objective of the restructuring is to enable MMT and LMC to access target markets more efficiently by eliminating many of the organizational redundancies associated with the current M4 structure. LMC and MMT believe that the contemplated restructuring also will enable them to better leverage LMC's expertise in systems integration and MMT's ability to provide its CEP technology to target markets. After the completion of the restructuring, LMC and MMT each would be free to pursue projects formerly governed by the existing joint venture agreements, subject to the requirements established by the proposed new arrangements. The letter of intent contemplates five principal changes in the companies' relationship: (1) LMC would have the exclusive right to lead and pursue contracts for the clean up of the DOE's tanked waste site in Hanford, Washington, and MMT would provide directly to LMC certain construction and development services with respect to CEP, (2) the Company and LMC would form a new limited liability company to be their exclusive vehicle to deliver processing services to customers in the chemical demilitarization market worldwide, (3) MMT would have the exclusive right to lead and pursue worldwide opportunities for processing DUF6, (4) the Company would become the sole owner of M4, which will continue to own and operate its primary remaining asset, the M4 Technology Center, and (5) the Retech division of M4, which provides plasma arc technology, would be transferred to LMC.

In connection with the Hanford project, the Company would deliver a pilot-scale, demonstration CEP plant to LMC in 1997 for a fixed price of $5 million. In addition, if the LMC team is awarded a contract under Phase 1B of the Hanford cleanup program and CEP is used in the Phase 1B performance, LMC would pay the Company a fee of $15 million and order a CEP production plant meeting agreed upon criteria at a price to be negotiated. $5 million of this fee would be payable on award of the contract and the remaining $10 million would be payable upon timely delivery and acceptance of the CEP production plant. The Company also would be entitled to an on-going royalty of 3.5% of all revenues generated from the processing of waste in equipment supplied by the Company under the Hanford contract. Pursuant to discussions between MMT and LMC in connection with the negotiation of definitive agreements with respect to the restructuring, it is anticipated that LMC would fund certain development work with respect to the Company's Quantum-CEP technology ("Q-CEP") for possible application to the Hanford project. There can be no assurances that Q-CEP will prove to be satisfactory to the DOE for processing the Hanford waste or that, even if satisfactory, the DOE will award a Phase 1B contract to the LMC team. There also can be no assurances that LMC will submit a bid for Phase 1B. In addition, LMC is considering the use of other waste processing technologies, in lieu of or in addition to Q-CEP, for all or part of any Phase 1B contract. LMC may elect to include Q-CEP in the initial or later portions of any Phase 1B contract if Q-CEP meets certain technical criteria, to be established by MMT and LMC. There can be no assurances that Q-CEP will be able to meet such criteria or that LMC will include Q-CEP in any portion of any Phase 1B contract.

The limited liability company to be formed by the Company and LMC would have exclusive worldwide rights to commercialize CEP for the chemical weapons demilitarization market. The limited liability company would be owned 50/50 by LMC and the Company. The Company would be entitled to success fees of up to an aggregate of $25 million in connection with the successful deployment of CEP systems to process chemical weapons. The limited liability company would have an initial term of five years.

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

The Company is currently constructing a CEP facility in Bay City, Texas that is designed to service the industrial hazardous waste market. During the quarter ended March 31, 1997, the Company spent approximately $16.1 million for the engineering, construction and permitting of this facility.

In October 1996, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock. Under this authorization, 70,400 shares were repurchased by the Company during the quarter ended March 31, 1997 for $769,000. The Company does not anticipate repurchasing additional shares in the foreseeable future.

In March 1996, the Company entered into a new lease for the Company's corporate headquarters. In September 1996, the Company entered into a new lease for additional space in the same office park as the Company's corporate headquarters. Each of these leases is for seven years, and future minimum lease payments of approximately $22.8 million in the aggregate are due on a monthly basis throughout the seven-year term. The Company does not currently intend to occupy the second building and is in the process of negotiating subleases for such space. Currently, more than one third of this building has been subleased at rents in excess of the rent which the Company is required to pay. The Company has accrued $1.3 million for anticipated losses relating to this lease, net of expected sublease income, at March 31, 1997 and December 31, 1996.

The Company incurred a net loss of $23.5 million for the quarter ended March 31, 1997. The Company's current business plan indicates that the Company will require additional financing to be used for the completion of its planned capital expenditures through the end of 1997, including the completion of the Bay City CEP Facility, and to continue its research, development and other efforts necessary to commercialize its CEP technology. Accordingly, the Company intends to raise additional financing during

1997, and has retained several investment banking firms to assist it in these efforts. These sources of financing could include a tax-exempt bond financing for MMT Tennessee, which owns and operates the Q-CEP facility in Oak Ridge, Tennessee and the wet waste assets acquired from SEG and VECTRA. If the Company does not obtain additional financing during 1997, it would have a materially adverse effect on the Company's operations. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q regarding future events or the future financial performance of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning anticipated trends in the Company's revenue from plant operations, engineering and construction activities and technology transfer and success fees and research and development expenditures, anticipated capital expenditures, the Company's plans to obtain additional financing, and expectations regarding the future performance of the Company's relationship with LMC. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results could differ materially from those contemplated by these forward-looking statements. Among the risks and uncertainties which could affect actual results are that potential customers will not accept the Company's CEP technology as an economically and environmentally acceptable means of disposing of wastes and by-products; that the Company will be unable to build its CEP plants on time and under budget; that the Company will not be able to commercially operate CEP plants on a sustained and profitable basis; and that the Company will not be able to obtain required funding on satisfactory terms or at all.


Additional factors which may cause actual results to differ are described in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission and are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       27 - Financial Data Schedule

   (b) Reports on Form 8-K

       During the quarter ended March 31, 1997, the Company filed the following Current Reports on Form 8-K:

       1. Form 8-K dated January 2, 1997, as amended by Form 8-K/A dated February 20, 1997 with respect to the acquisition of certain assets from The Scientific Ecology Group, Inc. and Westinghouse Electric Corporation. In connection with the Form 8-K/A, the following financial statements and pro forma financial information were filed:

            (a) Financial Statements

                Report of Independent Accountants
                Statement of Assets Acquired and Liabilities Assumed as of
                  December 31, 1995 and as of September 30, 1996
                Statement of Revenue and Direct Operating Expenses for the years ended December 31, 1995 and 1994 and for the nine months ended September 30, 1996 and 1995
                Notes to Financial Statements

            (b) Pro Forma Financial Information

                Pro Forma Combined Balance Sheet as of September 30, 1996
                Pro Forma Combined Statement of Operations for the year ended
                  December 31, 1995 and the nine months ended September 30,
                  1996


       2. Form 8-K dated January 29, 1997 with respect to the acquisition of certain assets from VECTRA Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MOLTEN METAL TECHNOLOGY, INC.
                                         -----------------------------




Date:   May 29, 1997               By:   /S/ Benjamin T. Downs
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