Form 10-Q/A
period 1996-06-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-08-08
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                         (AMENDMENT NO. 2 TO FORM 10-Q)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                   -----    -----

                         Commission file number 0-21042
                                                -------

                         MOLTEN METAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 52-1659959
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         400-2 Totten Pond Road
              WALTHAM, MA                                 02154
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (617) 487-9700

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
             Class                          Outstanding at August 12, 1996

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheet - June 30, 1996 and December 31, 1995              3

       Consolidated Statement of Operations for the quarters ended
       June 30, 1996 and 1995 and for the six months ended
       June 30, 1996 and 1995                                                        4

       Consolidated Statement of Cash Flows for the six months ended
       June 30, 1996 and 1995                                                        5

       Notes to Consolidated Financial Statements                                  6-8

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                       9-11
1

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                     *
       Item 2. Changes in Securities                                                 *
       Item 3. Defaults Upon Senior Securities                                       *
       Item 4. Submission of Matters to a Vote of Security Holders                   *
       Item 5. Other Information                                                     *
       Item 6. Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                          13


          * No information provided due to the inapplicability of item.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           JUNE 30,       DECEMBER 31,
                                                                             1996*           1995
                                                                             -----           ----
ASSETS

Current assets:
  Cash and cash equivalents                                             $  66,595,865    $   6,644,856
  Short-term investments                                                  129,686,444       79,631,394
  Accounts receivable                                                       4,932,092        1,917,858
  Accounts receivable from affiliate                                       26,035,808       15,412,196
  Prepaid expenses and other current assets                                 5,592,865        2,309,398
                                                                        -------------    -------------
          Total current assets                                            232,843,074      105,915,702

Restricted cash and investments                                             5,762,234        7,432,817
Fixed assets, net                                                          45,394,739       34,679,390
Intangible assets, net                                                      4,440,476        3,501,680
Investment in affiliate                                                    13,281,417          834,794
Other assets                                                                5,695,976          971,618
                                                                        -------------    -------------
                                                                        $ 307,417,916    $ 153,336,001
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                     $     194,321    $     195,043
  Accounts payable                                                          7,474,143        9,827,490
  Accrued expenses                                                          2,988,663        1,713,557
  Accrued interest                                                          2,107,154          789,455
  Deferred revenue from affiliate                                             583,333        4,083,334
                                                                        -------------    -------------
          Total current liabilities                                        13,347,614       16,608,879
                                                                        -------------    -------------

Long-term debt                                                            166,539,092       22,883,962
                                                                        -------------    -------------
Due to related parties                                                      1,385,889        1,474,586
                                                                        -------------    -------------
Deferred income from affiliate                                              4,604,793        2,459,918
                                                                        -------------    -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                       --               --
  Common stock, $.01 par value, 100,000,000 shares authorized;
     shares issued and outstanding: 23,467,466 at June 30, 1996 and
      22,746,854 at December 31, 1995                                         234,675          227,469
  Additional paid-in capital                                              158,974,939      146,631,297
  Valuation allowance for short-term investments                             (737,071)        (311,163)
  Accumulated deficit                                                     (36,932,015)     (36,638,947)
                                                                        -------------    -------------
          Total stockholders' equity                                      121,540,528      109,908,656
                                                                        -------------    -------------
                                                                        $ 307,417,916    $ 153,336,001
                                                                        =============    =============

* Restated - See Note 6.


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           1996*            1995           1996*            1995
                                                                           -----            ----           -----            ----
Revenue:
    Research and development ("R&D")                                   $  3,785,488    $  4,034,471    $  5,043,297    $  6,676,665
    Construction, R&D and consulting from affiliate                      10,318,596       1,687,071      27,684,332       1,920,574
    Technology transfer and success fees from affiliate                   3,750,000       1,750,000       7,500,000       3,500,000
                                                                       ------------    ------------    ------------    ------------
                                                                         17,854,084       7,471,542      40,227,629      12,097,239
Operating expenses:
    Cost of revenue - R&D                                                 3,724,952       4,034,472       4,903,283       6,676,665
    Cost of revenue - construction, R&D and consulting from affiliate    10,669,969       1,589,023      25,814,910       1,840,497
    R&D                                                                   4,618,838       2,206,398       9,327,001       5,893,853
    Selling, general and administrative ("SG&A")                          2,210,886       1,136,581       4,629,218       3,078,102
                                                                       ------------    ------------    ------------    ------------
                                                                         21,224,645       8,966,474      44,674,412      17,489,117
Equity income from affiliate                                              2,306,724         183,378       2,676,036         183,378
                                                                       ------------    ------------    ------------    ------------
Loss from operations                                                     (1,063,837)     (1,311,554)     (1,770,747)     (5,208,500)

Other income (expense):
    Interest income                                                       2,230,649       1,380,013       3,585,378       2,752,287
    Interest expense                                                     (1,675,308)       (436,169)     (2,107,699)       (915,289)
                                                                       ------------    ------------    ------------    ------------
Net loss                                                               $   (508,496)   $   (367,710)   $   (293,068)   $ (3,371,502)
                                                                       ============    ============    ============    ============


Net loss per share                                                     $      (0.02)   $      (0.02)   $      (0.01)   $      (0.15)
                                                                       ============    ============    ============    ============

Weighted average common and common equivalent
 shares outstanding                                                      23,336,091      22,250,060      23,098,323      22,225,888
                                                                       ============    ============    ============    ============

* Restated - See Note 6.


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------
                                                                                   1996*            1995
                                                                                   -----            ----
Cash flows from operating activities:
 Net loss                                                                     $    (293,068)   $  (3,371,502)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  2,750,868        2,368,763
   Equity income from affiliate                                                  (2,676,036)        (183,378)
   Compensation expense related to common stock options                             120,903           31,248
   Increase in accounts receivable                                               (3,014,234)        (759,110)
   Increase in accounts receivable from affiliate                               (10,623,612)      (1,401,609)
   Increase in prepaid expenses and other current assets                         (3,283,467)      (1,507,386)
   Decrease (increase) in other assets                                             (411,846)          65,589
   Increase (decrease) in accounts payable                                       (2,353,347)       1,162,936
   Increase in accrued expenses                                                   1,275,106        1,842,320
   Increase (decrease) in accrued interest                                        1,317,699           (6,365)
   Decrease in deferred revenue                                                  (3,500,001)      (3,657,189)
   Increase in deferred income from affiliate                                     2,144,875          135,048
                                                                              -------------    -------------
       Net cash used in operating activities                                    (18,546,160)      (5,280,635)
                                                                              -------------    -------------

Cash flows from investing activities:
  Purchase of fixed assets                                                      (13,251,320)      (6,173,189)
  Purchase of intangible assets                                                  (1,055,031)        (404,467)
  Redemption (purchase) of short-term investments, net                          (50,480,958)      19,607,650
  Decrease in restricted cash                                                     1,670,583        1,574,068
                                                                              -------------    -------------
      Net cash provided by (used in) investing activities                       (63,116,726)      14,604,062
                                                                              -------------    -------------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                         2,459,358          621,660
  Net proceeds from issuance of long-term debt                                  139,338,826               --
  Payments to related parties                                                       (88,697)              --
  Principal repayments of long-term debt                                            (95,592)        (192,731)
                                                                              -------------    -------------
      Net cash provided by financing activities                                 141,613,895          428,929
                                                                              -------------    -------------
Increase in cash and cash equivalents                                            59,951,009        9,752,356
Cash and cash equivalents at beginning of period                                  6,644,856       12,063,883
                                                                              -------------    -------------
Cash and cash equivalents at end of period                                    $  66,595,865    $  21,816,239
                                                                              =============    =============

Additional disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for investment in affiliate              $   9,770,587    $          --
                                                                              =============    =============

* Restated - See Note 6.


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

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents which consist of common stock which may be issuable upon exercise of outstanding stock options and warrants have been excluded from the weighted average number of common shares outstanding in all periods presented since their effect is anti-dilutive.

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

NOTE 4. INVESTMENT IN M4

The Company accounts for its investment in M4 using the equity method. The Company recognized equity income from M4 of $2,307,000 and $2,676,000 for the three months and six months ended June 30, 1996, respectively, reflecting the Company's share of revenue and other income earned by M4. Under the M4 limited partnership agreement, the Company and LMC share equally in M4's revenues and other income and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, as long as the capital accounts of the Company and LMC are equal, the Company and LMC will share equally in the profits or losses of M4.

Summarized income statement information of M4 for the periods ended June 30, 1996 is presented below:

                                               Quarter ended     Six months ended
                                               June 30, 1996      June 30, 1996
                                               -------------      -------------
Revenue                                         $  4,409,000       $  4,809,000
Other income                                         251,000            597,000
                                                ------------       ------------
  Total revenue and other income                $  4,660,000       $  5,406,000
Expenses                                        $(15,369,000)      $(20,731,000)
                                                ------------       ------------
Net loss                                        $(10,709,000)      $(15,325,000)
                                                ============       ============
The Company's share of M4's
  total revenue and other income                $  2,307,000       $  2,676,000

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

NOTE 6. RESTATEMENT

Certain billings by the Company to M4 for engineering and construction, research and development and consulting services were disputed by M4 and were not paid by M4. The Company has investigated the circumstances of these disputes and has determined that the Company's quarterly results of operations should be restated for the periods ended June 30, 1996. Revenue of $2.593 million has been reversed in the quarter ended June 30, 1996 because of a dispute regarding the obligation underlying billings in that amount for that quarter. The Company is not pursuing collection of these disputed amounts. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for the quarter ended June 30, 1996:

                                              Quarter Ended
As Previously Reported:                       June 30, 1996
                                              -------------
Revenue                                         $20,447,000
Income (loss) from operations                     1,529,000
Net income (loss)                                 2,084,000
Net income (loss) per share                     $      0.08

                                              Quarter Ended
As Restated:                                  June 30, 1996
                                              -------------
Revenue                                        $ 17,854,000
Loss from operations                             (1,064,000)
Net loss                                           (509,000)
Net loss per share                             $      (0.02)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues for the second quarter of 1996 increased to $17,854,000 from $7,472,000 in the second quarter of 1995 and increased to $40,228,000 for the first half of 1996 from $12,097,000 for the first half of 1995. The following table compares sources of revenue for the periods ended June 30, 1996 and 1995:

                                                       Quarter ended June 30,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
Engineering and construction                        $ 9,241,000      $ 1,537,000
R&D and consulting                                    4,863,000        4,185,000
Technology transfer and success fees                  3,750,000        1,750,000
                                                    -----------      -----------
                                                    $17,854,000      $ 7,472,000
                                                    ===========      ===========

                                                      Six Months ended June 30,
                                                      -------------------------
                                                      1996                 1995
                                                      ----                 ----
Engineering and construction                        $25,725,000      $ 1,620,000
R&D and consulting                                    7,003,000        6,977,000
Technology transfer and success fees                  7,500,000        3,500,000
                                                    -----------      -----------
                                                    $40,228,000      $12,097,000
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

Certain billings by the Company to M4 for engineering and construction, research and development and consulting services were disputed by M4 and were not paid by M4. The Company has investigated the circumstances of these disputes and has determined that the Company's quarterly results of operations should be restated for the periods ended June 30, 1996. Revenue of $2.593 million has been reversed in the quarter ended June 30, 1996 because of a dispute regarding the obligation underlying billings in that amount for that quarter. The Company is not pursuing collection of these disputed amounts. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for the quarter ended June 30, 1996:

                                              Quarter Ended
As Previously Reported:                       June 30, 1996
                                              -------------
Revenue                                         $20,447,000
Income (loss) from operations                     1,529,000
Net income (loss)                                 2,084,000
Net income (loss) per share                     $      0.08

                                              Quarter Ended
As Restated:                                  June 30, 1996
                                              -------------
Revenue                                        $ 17,854,000
Loss from operations                             (1,064,000)
Net loss                                           (509,000)
Net loss per share                             $      (0.02)


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

The Company accounts for its investment in M4 using the equity method. Equity income from M4 for the second quarter of 1996 increased to $2,307,000 from $183,000 in the second quarter of 1995 and increased to $2,676,000 for the first half of 1996 from $183,000 for the first half of 1995 reflecting the Company's share of revenue earned by M4. The increases in 1996 are due to an increase in M4 revenue resulting from the inclusion of the Retech division's operations subsequent to the contribution of Retech's net assets in April 1996. Under the partnership agreement, the Company and LMC share equally in M4's revenues and all expenses are allocated to LMC until the capital accounts of the Company and LMC are equal. Thereafter, the Company and LMC will share equally in the profits or losses of M4. The Company anticipates that its capital account will become equal to LMC's capital account within one year. The related effect on the Company's equity in earnings of M4 could have a material adverse effect on future results of operations.

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

As of June 30, 1996, accounts receivable and accounts receivable from affiliate increased by approximately $13,638,000 from December 31, 1995 due to amounts earned under contracts with M4 and the United States Department of Energy. As of June 30, 1996, total accounts receivable were $30,968,000. Of this amount, $14,708,000 was unbilled at June 30, 1996.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 - Sales Representative and Master Services Agreement dated as of February 29, 1996 between the Company and Uhde GmbH*+

         10.2 - Partnership Restructuring Agreement dated as of March 15, 1996 between the Company and Lockheed Martin Corporation*+

         10.3 - Purchase Agreement dated as of April 25, 1996 between the Company and Lazard Freres & Co. LLC+

         10.4 - Indenture dated as of May 1, 1996 between the Company and The Bank of New York, as Trustee+

           11 - Computation of Primary and Fully-Diluted Net Income (Loss) Per
                Share+

           27 - Financial Data Schedule

     (b) Reports on Form 8-K - None.


















----------
* Confidential treatment has been requested for portions of this Exhibit. + Filed previously.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MOLTEN METAL TECHNOLOGY, INC.



Date: August 6, 1997                    By: /s/ Benjamin T. Downs
                                            ------------------------------------
                                            Benjamin T. Downs
                                            Executive Vice President of Finance
                                            and Administration, Treasurer
                                            (Principal Financial Officer and
                                            Authorized Signatory)