Form 10-Q/A
period 1996-09-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-08-08
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                         (AMENDMENT NO. 1 TO FORM 10-Q)

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
              Class                         Outstanding at November 12, 1996

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheet - September 30, 1996 and December 31, 1995             3

       Consolidated Statement of Operations for the quarters ended
       September 30, 1996 and 1995 and for the nine months ended
       September 30, 1996 and 1995                                                       4

       Consolidated Statement of Cash Flows for the nine months ended
       September 30, 1996 and 1995                                                       5

       Notes to Consolidated Financial Statements                                      6-9

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                          10-15

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                         *
       Item 2. Changes in Securities                                                     *
       Item 3. Defaults Upon Senior Securities                                           *
       Item 4. Submission of Matters to a Vote of Security Holders                       *
       Item 5. Other Information                                                     16-17
       Item 6. Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                              18

* No information provided due to the inapplicability of item.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996*            1995
                                                                           -------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                $  39,841,221    $   6,644,856
  Short-term investments                                                     147,362,020       79,631,394
  Accounts receivable                                                          6,119,569        1,917,858
  Accounts receivable from affiliate                                          22,686,487       15,412,196
  Prepaid expenses and other current assets                                    6,217,995        2,309,398
                                                                           -------------    -------------
          Total current assets                                               222,227,292      105,915,702

Restricted cash and investments                                                2,336,695        7,432,817
Fixed assets, net                                                             57,491,094       34,679,390
Intangible assets, net                                                         4,846,146        3,501,680
Investment in affiliate                                                       16,099,594          834,794
Other assets                                                                   6,033,775          971,618
                                                                           -------------    -------------
                                                                           $ 309,034,596    $ 153,336,001
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                        $     176,158    $     195,043
  Accounts payable                                                             8,770,158        9,827,490
  Accrued expenses                                                             4,512,870        1,713,557
  Accrued interest                                                             3,610,034          789,455
  Deferred revenue from affiliate                                                     --        4,083,334
                                                                           -------------    -------------
          Total current liabilities                                           17,069,220       16,608,879
                                                                           -------------    -------------

Long-term debt                                                               166,509,459       22,883,962
                                                                           -------------    -------------
Due to related parties                                                         1,385,889        1,474,586
                                                                           -------------    -------------
Deferred income from affiliate                                                 6,894,870        2,459,918
                                                                           -------------    -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares authorized, no shares
     issued or outstanding                                                            --               --
  Common stock, $.01 par value, 100,000,000 shares authorized;
     shares issued and outstanding: 23,528,050 at September 30, 1996 and
      22,746,854 at December 31, 1995                                            235,280          227,469
  Additional paid-in capital                                                 159,922,399      146,631,297
  Valuation allowance for short-term investments                                (777,564)        (311,163)
  Accumulated deficit                                                        (42,204,957)     (36,638,947)
                                                                           -------------    -------------
          Total stockholders' equity                                         117,175,158      109,908,656
                                                                           -------------    -------------
                                                                           $ 309,034,596    $ 153,336,001
                                                                           =============    =============

* Restated - See Note 7.


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------     -------------------------------
                                                              1996*              1995             1996*              1995
                                                          ------------       ------------     ------------       ------------
Revenue:
    Research and development ("R&D")                      $  3,187,477       $  3,310,951     $  8,230,774       $  9,987,616
    Construction, R&D and consulting from affiliate          6,304,972          7,164,173       33,989,304          9,084,747
    Technology transfer and success fees from affiliate      5,583,333          1,750,000       13,083,333          5,250,000
                                                          ------------       ------------     ------------       ------------
                                                            15,075,782         12,225,124       55,303,411         24,322,363
Operating expenses:
    Cost of revenue - R&D                                    3,187,646          3,286,477        8,090,929          9,963,142
    Cost of revenue - construction, R&D, consulting,
    technology transfer and success fees from affiliate      8,155,726          6,427,468       33,970,636          8,267,965
    R&D                                                      5,189,205          2,551,029       14,516,206          8,444,883
    Selling, general and administrative ("SG&A")             7,212,523            422,123       11,841,741          3,500,225
                                                          ------------       ------------     ------------       ------------
                                                            23,745,100         12,687,097       68,419,512         30,176,215
Equity income from affiliate                                 2,818,178            482,512        5,494,214            665,890
                                                          ------------       ------------     ------------       ------------
Income (loss) from operations                               (5,851,140)            20,539       (7,621,887)        (5,187,962)

Other income (expense):
    Interest income                                          2,846,313          1,460,449        6,431,691          4,212,736
    Interest expense                                        (2,268,115)          (333,646)      (4,375,814)        (1,248,935)
                                                          ------------       ------------     ------------       ------------
Net income (loss)                                         $ (5,272,942)      $  1,147,342     $ (5,566,010)      $ (2,224,161)
                                                          ============       ============     ============       ============


Net income (loss) per share                               $      (0.22)      $       0.04     $      (0.24)      $      (0.10)
                                                          ============       ============     ============       ============

Weighted average common and common equivalent
 shares outstanding                                         23,490,753         26,889,434       23,230,088         22,282,540
                                                          ============       ============     ============       ============

* Restated - See Note 7.


                       See notes to financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                   1996*             1995
                                                                              -------------     -------------
Cash flows from operating activities:
 Net loss                                                                     $  (5,566,010)    $  (2,224,161)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                  4,301,200         3,494,646
   Equity income from affiliate                                                  (5,494,214)         (665,890)
   Compensation expense related to common stock options                             305,529            46,872
   Increase in accounts receivable                                               (4,201,711)         (555,125)
   Increase in accounts receivable from affiliate                                (7,274,291)       (7,314,209)
   Increase in prepaid expenses and other current assets                         (3,908,597)       (1,113,886)
   Decrease (increase) in other assets                                             (874,356)           67,543
   Increase (decrease) in accounts payable                                       (1,057,332)        1,401,719
   Increase in accrued expenses                                                   2,799,313         4,336,379
   Increase (decrease) in accrued interest                                        2,820,579          (487,214)
   Increase (decrease) in deferred revenue                                       (4,083,334)        1,300,001
   Increase in deferred income from affiliate                                     4,434,952           718,839
                                                                              -------------     -------------
       Net cash used in operating activities                                    (17,798,272)         (994,486)
                                                                              -------------     -------------

Cash flows from investing activities:
  Purchase of fixed assets                                                      (26,718,793)      (12,455,671)
  Purchase of intangible assets                                                  (1,515,203)         (913,632)
  Redemption (purchase) of short-term investments, net                          (68,197,027)       24,877,150
  Decrease in restricted cash                                                     5,096,122         2,531,913
                                                                              -------------     -------------
      Net cash provided by (used in) investing activities                       (91,334,901)       14,039,760
                                                                              -------------     -------------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                         3,222,797         1,280,270
  Net proceeds from issuance of long-term debt                                  139,338,826                --
  Payments to related parties                                                       (88,697)               --
  Principal repayments of long-term debt                                           (143,388)         (320,670)
                                                                              -------------     -------------
      Net cash provided by financing activities                                 142,329,538           959,600
                                                                              -------------     -------------
Increase in cash and cash equivalents                                            33,196,365        14,004,874
Cash and cash equivalents at beginning of period                                  6,644,856        12,063,883
                                                                              =============     =============
Cash and cash equivalents at end of period                                    $  39,841,221     $  26,068,757
                                                                              =============     =============

Additional disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for investment in affiliate              $   9,770,587     $          --
                                                                              =============     =============

* Restated - See Note 7.


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

NOTE 7. RESTATEMENT

Certain billings by the Company to M4 for engineering and construction, research and development and consulting services were disputed by M4 and were not paid by M4. The Company has investigated the circumstances of these disputes and has determined that the Company's quarterly results of operations should be restated for the periods ended June 30, 1996 and September 30, 1996. Revenue of $2.593 million has been reversed in the quarter ended June 30, 1996 because of a dispute regarding the obligation underlying billings in that amount for that quarter. Revenue of $481,000 has been reversed and a charge to bad debt expense in the amount of $1.484 million has been recorded in the quarter ended September 30, 1996 to reflect the doubtful collection, because of an additional dispute arising prior to the close of the Company's third quarter accounts, of billings for $1.965 million for the third and prior quarters. The Company is not pursuing collection of these disputed amounts. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for the quarter ended September 30, 1996:

                                                                Quarter Ended
As Previously Reported:                                       September 30, 1996
                                                              ------------------
Revenue                                                            $ 15,557,000
Income (loss) from operations                                        (3,886,000)
Net income (loss)                                                    (3,308,000)
Net income (loss) per share                                        $      (0.14)

                                                                Quarter Ended
As Restated:                                                  September 30, 1996
                                                              ------------------
Revenue                                                            $ 15,076,000
Loss from operations                                                 (5,851,000)
Net loss                                                             (5,273,000)
Net loss per share                                                 $      (0.22)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues for the third quarter of 1996 increased to $15,076,000 from $12,225,000 in the third quarter of 1995 and increased to $55,303,000 for the nine months ended September 30, 1996 from $24,322,000 for the nine months ended September 30, 1995. The following table compares sources of revenue for the periods ended September 30, 1996 and 1995:

                                                     Quarter ended September 30,
                                                     ---------------------------
                                                       1996               1995
                                                       ----               ----
Engineering and construction                        $ 5,667,000      $ 6,755,000
R&D and consulting                                    3,826,000        3,720,000
Technology transfer and success fees                  5,583,000        1,750,000
                                                    -----------      -----------
                                                    $15,076,000      $12,225,000
                                                    ===========      ===========

                                                   Nine Months ended September 30,
                                                   -------------------------------
                                                        1996             1995
                                                        ----             ----
Engineering and construction                        $31,392,000      $ 8,376,000
R&D and consulting                                   10,828,000       10,696,000
Technology transfer and success fees                 13,083,000        5,250,000
                                                    -----------      -----------
                                                    $55,303,000      $24,322,000
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

Certain billings by the Company to M4 for engineering and construction, research and development and consulting services were disputed by M4 and were not paid by M4. The Company has investigated the circumstances of these disputes and has determined that the Company's quarterly results of operations should be restated for the periods ended June 30, 1996 and September 30, 1996. Revenue of $2.593 million has been reversed in the quarter ended June 30, 1996 because of a dispute regarding the obligation underlying billings in that amount for that quarter. Revenue of $481,000 has been reversed and a charge to bad debt expense in the amount of $1.484 million has been recorded in the quarter ended September 30, 1996 to reflect the doubtful collection, because of an additional dispute arising prior to the close of the Company's third quarter accounts, of billings for $1.965 million for the third and prior quarters. The Company is not pursuing collection of these disputed amounts. In the opinion of management, all adjustments necessary to revise the quarterly financial statements have been recorded. Following is a summary of the unaudited quarterly results of operations for the quarter ended September 30, 1996:

                                                                Quarter Ended
As Previously Reported:                                       September 30, 1996
                                                              ------------------
Revenue                                                            $ 15,557,000
Income (loss) from operations                                        (3,886,000)
Net income (loss)                                                    (3,308,000)
Net income (loss) per share                                        $      (0.14)

                                                                Quarter Ended
As Restated:                                                  September 30, 1996
                                                              ------------------
Revenue                                                            $ 15,076,000
Loss from operations                                                 (5,851,000)
Net loss                                                             (5,273,000)
Net loss per share                                                 $      (0.22)

Cost of revenues for the third quarter of 1996 increased to $11,343,000 from $9,714,000 in the third quarter of 1995 and increased to $42,062,000 for the nine months ended September 30, 1996 from $18,231,000 for the nine months ended September 30, 1995. The increases are primarily attributable to an increase in engineering and construction activities in connection with the development of CEP systems for M4 and the deferral of income related to inter-company profit on the sale of assets to M4, including the deferral of $2.5 million of the initial $5 million payment for the Japanese chemical weapons market described above.

R&D expenses for the third quarter of 1996 increased to $5,189,000 from $2,551,000 in the third quarter of 1995, and increased to $14,516,000 for the nine months ended September 30, 1996 from $8,445,000 for the nine months ended September 30, 1995. The increases reflect an increase in costs associated with the continued development of CEP and internally funded CEP demonstrations. SG&A expenses for the third quarter of 1996 increased to $7,213,000 from $422,000 in the third quarter of 1995, and increased to $11,842,000 for the nine months ended September 30, 1996 from $3,500,000 for the nine months ended September 30, 1995. The increase reflects the hiring of additional personnel, the expansion of corporate infrastructure and a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company is making efforts to decrease SG&A expenses in future periods. See Item 5. Other Information - Recent Developments - Restructuring. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

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

As of September 30, 1996, accounts receivable and accounts receivable from affiliate increased by approximately $11,476,000 from December 31, 1995 due to amounts earned under contracts with M4 and the DOE. As of September 30, 1996, total accounts receivable were $28,806,000. Of this amount, $4,155,000 was unbilled at September 30, 1996.

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

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

         Third Quarter Developments

         AWARD OF DOE MIXED WASTE CONTRACT. On August 12, 1996, M4 announced that it had signed a $2.2 million contract with the DOE to conduct proof-of-process studies using Q-CEP(TM) on two mixed hazardous and radioactive waste streams. The tests will be conducted at M4's Technology Center. Under the terms of the cost share contract, the DOE will pay 67% of the cost and M4 will pay the remaining 33%.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.1 Agreement for Expansion of License (Japanese Chemical Weapons) dated as of September 26, 1996 between the Company and M4.+

       10.2 Lease dated as of September 16, 1996 for 400-1 Totten Pond Road, Waltham, Massachusetts.+

       27      Financial Data Schedule

   (b) Reports on Form 8-K - None.


----------
+ Filed previously.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MOLTEN METAL TECHNOLOGY, INC.



Date:  AUGUST 6, 1997                 By:  /s/ Benjamin T. Downs
                                           -------------------------------------
                                           Benjamin T. Downs
                                           Executive Vice President of Finance
                                           and Administration, Treasurer
                                           (Principal Financial Officer and
                                           Authorized Signatory)