Form 10-Q
period 1997-06-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-08-14
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                    YES   X    NO
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                             23,602,980
----------------------------                    ----------------------------
          Class                                 Outstanding at June 30, 1997

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Consolidated Balance Sheet - June 30, 1997 and
        December 31, 1996                                                     3

        Consolidated Statement of Operations for the
        quarters ended June 30, 1997 and 1996 and for
        the six months ended June 30, 1997 and 1996                           4

        Consolidated Statement of Cash Flows for the six
        months ended June 30, 1997 and 1996                                   5

        Notes to Consolidated Financial Statements                         6-10

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                11-18

PART II - OTHER INFORMATION
---------------------------

        Item 1. Legal Proceedings                                            19
        Item 2. Changes in Securities                                         *
        Item 3. Defaults Upon Senior Securities                               *
        Item 4. Submission of Matters to a Vote of Security Holders           *
        Item 5. Other Information                                             *
        Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                   20
----------




* No information provided due to the inapplicability of item.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                            JUNE 30,          DECEMBER 31,
                                                             1997                1996
                                                         -------------        ------------

ASSETS

Current assets:
  Cash and cash equivalents                              $   8,408,046        $ 19,679,104
  Short-term investments                                    36,147,185         109,388,659
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 at June 30, 1997           4,434,221           2,573,306
  Unbilled accounts receivable                                 783,057                  --
  Accounts receivable from affiliates                               --           5,525,491
  Unbilled accounts receivable from affiliates                 783,937             798,980
  Other receivables                                          6,291,667                  --
  Prepaid expenses and other current assets                  6,204,300           6,300,727
                                                         -------------        ------------
          Total current assets                              63,052,413         144,266,267

Restricted cash                                              1,798,220           2,592,925
Fixed assets, net                                          150,265,646         103,553,945
Intangible assets, net                                      18,539,779          16,363,201
Long-term receivable                                        19,000,000                  --
Other assets                                                 8,403,182           5,968,911
                                                         -------------        ------------
                                                         $ 261,059,240        $272,745,249
                                                         =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      $   1,792,949        $  1,884,486
  Accounts payable                                          13,895,425          19,273,058
  Accrued expenses                                          19,164,219           6,082,746
  Accrued interest                                           2,107,391           2,161,297
  Deferred revenue                                           3,218,769           1,647,472
  Deferred income from affiliate                                    --           4,586,870
                                                         -------------        ------------
          Total current liabilities                         40,178,753          35,635,929
                                                         -------------        ------------

Long-term debt                                             202,750,000         164,753,334
                                                         -------------        ------------
Due to related parties                                       1,385,889           1,385,889
                                                         -------------        ------------
Deferred income from affiliate                               2,383,918           2,437,500
                                                         -------------        ------------
Accumulated losses of affiliate in
  excess of investment                                              --           5,020,765
                                                         -------------        ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000 shares
    authorized, no shares issued or outstanding                     --                  --
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 23,713,380 shares issued and
     23,602,980 outstanding at June 30, 1997 and
     23,643,707 shares issued and 23,603,707
     outstanding at December 31, 1996                          237,134             236,437
  Additional paid-in capital                               163,545,308         163,124,587
  Valuation allowance for short-term investments                33,128             (86,653)
  Accumulated deficit                                     (147,159,078)        (97,820,411)
                                                         -------------        ------------
                                                            16,656,492          65,453,960
  Less: Treasury stock, 110,400 shares at
    June 30, 1997 and 40,000 shares at
    December 31, 1996, at cost                              (1,251,319)           (482,504)
  Less: Deferred compensation                               (1,044,493)         (1,459,624)
                                                         -------------        ------------
          Total stockholders' equity                        14,360,680          63,511,832
                                                         -------------        ------------
                                                         $ 261,059,240        $272,745,249
                                                         =============        ============







                See notes to consolidated financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                           ---------------------------    ---------------------------
                                               1997            1996           1997           1996
                                           ------------    -----------    ------------    -----------

Revenue:
    Waste services                         $  5,093,368    $      --      $  9,038,330    $      --
    Equipment sales                             485,663           --         1,193,024           --
    Research and development ("R&D")            318,750      3,785,488         518,750      5,043,297
    Construction, R&D and consulting
      from affiliates                           663,039     10,318,596         783,937     27,684,332
    Technology transfer and success fees
      from affiliate                               --        3,750,000            --        7,500,000
                                           ------------    -----------    ------------    -----------
                                              6,560,820     17,854,084      11,534,041     40,227,629
                                           ------------    -----------    ------------    -----------
Operating expenses:
    Cost of revenue - Waste services          9,971,873           --        17,463,543           --
    Cost of revenue - Equipment sales           337,133           --           592,287           --
    Cost of revenue - R&D                       181,789      3,724,952         287,669      4,903,283
    Cost of revenue - construction, R&D,
      consulting, technology transfer
      and success fees from affiliates          552,245     10,669,969         658,804     25,814,910
    R&D                                       6,416,452      4,618,838      15,547,991      9,327,001
    Selling, general and
      administrative ("SG&A")                 7,723,670      2,210,886      14,663,727      4,629,218
                                           ------------    -----------    ------------    -----------
                                             25,183,162     21,224,645      49,214,021     44,674,412
Equity income (loss) from affiliate          (6,062,612)     2,306,724      (9,740,565)     2,676,036
                                           ------------    -----------    ------------    -----------
Loss from operations                        (24,684,954)    (1,063,837)    (47,420,545)    (1,770,747)

Other income (expense):
    Interest income                             909,380      2,230,649       2,480,617      3,585,378
    Interest expense                         (2,089,765)    (1,675,308)     (4,398,739)    (2,107,699)
                                           ------------    -----------    ------------    -----------
Net income (loss)                          $(25,865,339)   $  (508,496)   $(49,338,667)   $  (293,068)
                                           ============    ===========    ============    ===========

Net income (loss) per share                $      (1.10)   $     (0.02)   $      (2.09)   $     (0.01)
                                           ============    ===========    ============    ===========
Weighted average common and common
  equivalent shares outstanding              23,600,212     23,336,091      23,591,090     23,098,323
                                           ============    ===========    ============    ===========




                See notes to consolidated financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  1997            1996
                                                              ------------     ------------

Cash flows from operating activities:
 Net loss                                                     $(49,338,667)    $   (293,068)
                                                              ------------     ------------
 Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     (net of assets acquired from VECTRA):
   Depreciation and amortization                                 5,770,975        2,750,868
   Equity loss (income) from affiliate                           9,740,565       (2,676,036)
   Compensation expense related to restricted stock
     and common stock options                                      415,131          120,903
   Increase in accounts receivable                              (2,149,464)      (3,014,234)
   Decrease (increase) in accounts receivable from affiliate     5,540,534      (10,623,612)
   Decrease (increase) in prepaid expenses and
     other current assets                                        1,027,004       (3,283,467)
   Increase in other assets                                       (489,958)        (411,846)
   Decrease in accounts payable                                 (7,070,863)      (2,353,347)
   Increase in accrued expenses                                  1,627,091        1,275,106
   Increase (decrease) in accrued interest                         (53,906)       1,317,699
   Increase (decrease) in deferred revenue                       1,571,297       (3,500,001)
   Increase (decrease) in deferred income
     from affiliate                                               (206,145)       2,144,875
                                                              ------------     ------------
     Net cash provided by (used in) operating activities       (33,616,406)     (18,546,160)
                                                              ------------     ------------

Cash flows from investing activities:
  Expenditures for fixed assets                                (37,969,438)     (13,251,320)
  Purchase of intangible assets                                   (539,294)      (1,055,031)
  Cash paid for acquisition of VECTRA assets                    (3,950,559)              --
  Cash investments in affiliates                                (9,180,521)              --
  Cash received from M4 restructuring                              271,468               --
  Redemption of short-term investments, net                     73,361,255      (50,480,958)
  Decrease in restricted cash                                      794,705        1,670,583
                                                              ------------     ------------
     Net cash provided by investing activities                  22,787,616      (63,116,726)
                                                              ------------     ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock                          421,418        2,459,358
  Purchase of treasury stock                                      (768,815)              --
  Net proceeds from issuance of long-term debt                          --      139,338,826
  Payments to related parties                                           --          (88,697)
  Principal repayments of long-term debt                           (94,871)         (95,592)

     Net cash provided by (used in) financing activities          (442,268)     141,613,895
                                                              ------------     ------------
Increase (decrease) in cash and cash equivalents               (11,271,058)      59,951,009
Cash and cash equivalents at beginning of period                19,679,104        6,644,856
                                                              ------------     ------------
Cash and cash equivalents at end of period                    $  8,408,046     $ 66,595,865
                                                              ============     ============

Additional disclosure of non-cash investing and
  financing activities:
  Issuance of common stock in exchange for
    investment in affiliate                                   $         --     $  9,770,587
                                                              ============     ============


As a result of the restructuring of M4 and the consolidation of M4 with the Company for financial reporting purposes, the Company assumed liabilities of $51,147,612 and obtained assets of $45,133,064 which consisted primarily of receivables from LMC and fixed and intangible assets.

In conjunction with the restructuring, the Company offset deferred income of $4,434,307 against fixed assets obtained from M4.



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

Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, which consist of common stock that may be issuable upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive. The effect of the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes Due 2006 was anti-dilutive for the periods presented.

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for the periods ended June 30, 1997 and 1996 would not have been materially different from the net income (loss) per share reported by the Company.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the periods ended June 30, 1996.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EQUITY TRANSACTIONS

During the quarter ended June 30, 1997, 6,316 shares of common stock were issued upon the exercise of options.

NOTE 3. RESTRUCTURING OF M4

On June 16, 1997, the Company and Lockheed Martin Corporation ("LMC") executed agreements to restructure their relationship embodied in M4 Environmental L.P. ("M4"). The agreement stipulates the following: (1) LMC has the exclusive right to lead and pursue contracts for the clean up of the US Department of Energy's ("DOE") tanked waste site in Hanford, Washington, and the Company will provide directly to LMC certain construction and development services with respect to Q-CEP(R). (2) The Company has the exclusive right to lead and pursue the worldwide opportunities for processing UF6 and LMC has the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties. (3) The Company and LMC formed a new limited liability company to be their exclusive vehicle to pursue the processing of chemical weapons worldwide.
(4) Retech was transferred to LMC. (5) The Company became the sole owner of M4 of which the principal asset is the Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). The Company is responsible for the operation of the M4 Technology Center and is entitled to all future revenue from such operations. The Company and LMC have agreed to share equally the debt service of the $38 million of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center. (6) LMC terminated its line of credit with M4 and deemed the approximately $15.8 million aggregate principal and accrued interest outstanding thereunder to have been paid in full and the Company contributed $14.6 million in outstanding accounts receivable to the capital of M4. (7) LMC and the Company generally share equally in substantially all of the costs of the restructuring. (8) All existing agreements between the Company, LMC and M4 are terminated, including the CEP license to M4. (9) LMC and the Company established a first offer process pursuant to which they will jointly discuss new market opportunities within the DOE and US Department of Defense ("DoD") markets prior to pursuing them individually.

Prior to the restructuring, the Company accounted for its investment in M4 using the equity method. Under the M4 limited partnership agreement, the Company and LMC shared equally in M4's revenues and other income and all expenses were allocated to

LMC until the capital accounts of the Company and LMC became equal. The capital accounts became equal in the fourth quarter of 1996, and from that date until March 26, 1997 the Company and LMC shared equally in the losses of M4. On March 26, 1997, the Company and LMC executed a letter of intent that contemplated the restructuring described above. After the date of the letter of intent, the Company and LMC agreed to fund the operations of M4 in a manner consistent with the terms of the restructuring agreements and the Company recognized losses from M4 in accordance with its funding obligation. Summarized income statement information of M4 is presented below:

                                           Period April 1, 1997     Period January 1, 1997
                                           through June 16, 1997    through June 16, 1997
                                           ---------------------    ---------------------

Revenue                                         $  7,261,000             $ 15,995,000
Expenses                                        $(15,281,000)            $(31,370,000)
Net loss                                        $ (8,020,000)            $(15,375,000)

The Company's share of M4's loss                $ (6,063,000)            $ (9,741,000)


                                                Quarter ended          Six months ended
                                                June 30, 1996            June 30, 1996
                                                -------------          ----------------

Revenue                                         $  4,409,000             $  4,809,000
Other income                                         251,000                  597,000
                                                ------------             ------------
  Total revenue and other income                $  4,660,000             $  5,406,000
Expenses                                        $(15,369,000)            $(20,731,000)
                                                ------------             ------------
Net loss                                        $(10,709,000)            $(15,325,000)
                                                ============             ============

The Company's share of M4's
  total revenue and other income                $  2,307,000             $  2,676,000


Effective on June 16, 1997, M4 became a wholly owned subsidiary of the Company. Accordingly, use of the equity method of accounting for the Company's investment in M4 ceased as of that date and M4 was consolidated with the Company for financial reporting purposes from that date forward. As a result of the restructuring, the Company assumed liabilities of $51,147,612 and obtained assets of $45,133,064 which consisted primarily of receivables from LMC and fixed and intangible assets.

In periods prior to the restructuring, the Company provided M4 with construction services. For items that were capitalized by M4, the Company deferred the portion of the gross profit representing the Company's designated ownership interest related to such sales. The deferred income was being recognized by the Company as the related assets were depreciated by M4. The deferred income balance at June 16, 1997 related to assets that, as a result of the restructuring, are now owned by the Company has been offset against the carrying value of such assets.

In 1996, the Company sold the rights to the Japanese chemical weapons market to M4 and deferred the portion of the gross profit representing the Company's designated ownership interest. As a result of the restructuring, these rights are now held by the new limited liability company (the "LLC") which will pursue the worldwide chemical weapons market. Accordingly, the deferred income related to the sale of the rights to the Japanese chemical weapons market will be recognized as a reduction of cost of revenue as the rights are amortized by the LLC.

The net amount of funding due from LMC under the restructuring agreements is recorded as short-term and long-term receivables of $6,292,000 and $19,000,000, respectively.

NOTE 4. JAPANESE JOINT VENTURE

In February 1996, MMT, Nichimen Corporation, one of Japan's major trading companies, and NKK Plant Engineering Corporation, one of Japan's largest engineering providers of municipal waste systems ("NKP"), signed a letter of intent to form a joint venture to process fly ash produced by Japanese municipal solid waste incinerators. A definitive agreement to form this joint venture was executed in October 1996 by the Company, Nichimen and NKP. The agreement grants the joint venture the exclusive right to introduce CEP to the Japanese municipal incinerator ash market. The joint venture will employ MMT's proprietary Cerex-CEP technology to process and recycle incinerator ash to recover ceramic and metal products. Under the agreement, the Company owns 49% of the joint venture, will receive a two percent royalty on all revenues of the joint venture, and will receive a $12.5 million licensing fee, to be paid from the joint venture's profits. The Company and the joint venture have entered into an agreement pursuant to which the joint venture will purchase an initial CEP system from MMT. The CEP system is to be delivered in the first quarter of 1998 for a fixed price of $7.9 million. During the six months ended June 30, 1997, the Company recognized revenue of $784,000 for engineering and construction work performed under the agreement. Revenue under this agreement is being recognized using the percentage of completion method based on the ratio that costs incurred to date bear to estimated total costs at completion. The parties expect that the joint venture will purchase a minimum of 29 CEP systems from the Company over the first ten years of the joint venture's operations, including the initial CEP system. There can be no assurances that the joint venture will order any additional CEP systems from MMT or that such systems, if ordered and delivered to Japan, will be able to successfully process and recycle incinerator ash.

NOTE 5. LITIGATION

In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. The complaints variously allege that defendants made false and misleading statements and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of federal securities laws and state law, in order to enhance the value of the Company's common stock and to enable the Company to issue securities and the individual defendants to sell shares of the Company's common stock at inflated prices. Each of the suits seeks compensatory damages for unspecified alleged losses during the class periods, the longest of which extends from September 26, 1995 through October 21, 1996. These actions are at an early procedural stage. While the Company has not yet filed answers to the complaints, the Company intends to deny liability with respect to these actions. However, the ultimate outcome cannot be determined at present. As such, no provision for liability from these suits has been made in the financial statements as of June 30, 1997.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues for the second quarter of 1997 decreased to $6,561,000 from $17,854,000 in the second quarter of 1996 and decreased to $11,534,000 for the first half of 1997 from $40,228,000 for the first half of 1996. The following table compares sources of revenue for the periods ended June 30, 1997 and 1996:

                                                      Quarter ended June 30,
                                                     ------------------------
                                                     1997                1996
                                                     ----                ----

Waste services                                   $5,093,000         $        --
Equipment sales                                     486,000                  --
Engineering and construction                        663,000           9,241,000
R&D and consulting                                  319,000           4,863,000
Technology transfer and success fees                     --           3,750,000
                                                 ----------         -----------
                                                 $6,561,000         $17,854,000
                                                 ==========         ===========


                                                     Six Months ended June 30,
                                                     ------------------------
                                                     1997                1996
                                                     ----                ----

Waste services                                  $ 9,038,000        $        --
Equipment sales                                   1,193,000                 --
Engineering and construction                        784,000         25,725,000
R&D and consulting                                  519,000          7,003,000
Technology transfer and success fees                     --          7,500,000
                                                 ----------        -----------
                                                $11,534,000        $40,228,000
                                                ===========        ===========


Waste services revenue is from processing, managing and handling radioactive wastes through the Company's nuclear waste services division based in Oak Ridge, Tennessee. The first quarter of 1997 marked the commercial start-up of the Company's Quantum-CEP(R) Facility in Oak Ridge, Tennessee ("Q-CEP Facility") and the commencement of commercial CEP operations. The Company also began operations of its newly acquired waste service business from The Scientific Ecology Group, Inc. ("SEG") and VECTRA Technologies, Inc. ("VECTRA"). The Company expects that revenue from plant operations will continue to increase in future periods as operations at the Q-CEP Facility ramp up and as commercial operations commence at additional facilities in Oak Ridge, Tennessee and Bay City, Texas.

Equipment sales are from the sale of waste storage and processing equipment for commercial low-level radioactive waste. The sales are a result of operations related to the acquisitions from SEG and VECTRA which occurred in December 1996 and January 1997, respectively.

During the six months ended June 30, 1996, the Company recognized $25.7 million in revenue related to the engineering, design and construction of M4's Technology Center. During the six months ended June 30, 1997, engineering and construction revenue related solely to the engineering, design and construction of an initial CEP system for the joint venture with Nichimen and NKP for the processing of fly ash in Japan. The Company expects engineering and construction revenue to increase in the next few quarters due to increased activities related to engineering, design and construction of the initial CEP system for the joint venture with Nichimen and NKP and for a demonstration CEP unit for the DOE's tanked waste site in Hanford, Washington.

During the six months ended June 30, 1996, the Company recognized revenue related to research and development and consulting contracts with M4 and the US government. During the six months ended June 30, 1997, the Company recorded no such revenue from M4 or the US government. The Company expects to continue with research and development projects, some of which will be funded by third parties and some of which will be funded from the Company's working capital. The Company anticipates that the amount of both internally and externally funded research and development will decrease over the next year.

There were no technology transfer and success fees for 1997. Technology transfer and success fees for 1996 resulted from the recognition of a portion of the original $14 million license fee from M4 and from plant start-up fees from M4. Part of the Company's strategy is to license its technology under arrangements which provide for up-front technology transfer fees, ongoing tolling fees, license fees or royalties and the Company expects such revenues to increase in future periods over the first half of 1997.

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

Cost of revenues for the second quarter of 1997 decreased to $11,043,000 from $14,395,000 in the second quarter of 1996 and decreased to $19,002,000 for the first half of 1997 from $30,718,000 for the first half of 1996. The decreases are primarily attributable to a reduction in cost reimbursement contracts for R&D and engineering and construction activities.

R&D expenses for the second quarter of 1997 increased to $6,416,000 from $4,619,000 in the second quarter of 1996 and increased to $15,548,000 for the first half of 1997 from $9,327,000 for the first half of 1996. The increases reflect a lower absorption of R&D expenses into cost of revenue due to a reduction in cost reimbursement contracts. The

Company expects that R&D costs will decrease during the remainder of 1997 as efforts become more directed toward commercial operations. SG&A expenses for the second quarter of 1997 increased to $7,724,000 from $2,211,000 in the second quarter of 1996 and increased to $14,664,000 for the first half of 1997 from $4,629,000 for the first half of 1996. The increases reflects a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company is making efforts to decrease SG&A expenses in future periods. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

Prior to the restructuring of M4 in June 1997, the Company accounted for its investment in M4 using the equity method. The Company recorded an equity loss of $6,063,000 for the second quarter of 1997 compared to equity income of $2,307,000 for the second quarter of 1996 and equity loss of $9,741,000 for the first half of 1997 compared to equity income of $2,676,000 for the first half of 1996. Under the M4 limited partnership agreement, the Company and LMC shared equally in M4's revenues and other income and all expenses were allocated to LMC until the capital accounts of the Company and LMC were equal. During 1996, the Company's and LMC's capital accounts were not equal and the Company recorded its share of revenues and other income from M4 without recognizing any expenses from M4. This resulted in the Company having equity income from M4 during the first half of 1996. In the fourth quarter of 1996, the Company's and LMC's capital accounts became equal and the Company began to share in the recognition of expenses from M4. On March 26, 1997, the Company and LMC agreed to fund the operations of M4 in a manner consistent with how the funding would occur after the restructuring took place. The Company recognized revenue and expenses of M4 in line with how the funding occurred and, as a result, recorded equity losses in 1997.

Interest income for the second quarter of 1997 decreased to $909,000 from $2,231,000 in the second quarter of 1996 and decreased to $2,481,000 for the first half of 1997 from $3,585,000 for the first half of 1996. The decreases are due to the use of cash and short-term investments to fund commercial operations and investment activities, including expenditures for fixed assets. Interest expense for the second quarter of 1997 increased to $2,090,000 from $1,675,000 in the second quarter of 1996 and increased to $4,399,000 for the first half of 1997 from $2,108,000 for the first half of 1996. The increases are due to interest on the Company's 5 1/2% Convertible Subordinated Notes Due 2006 issued in May 1996.

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

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic earnings (loss) per share and diluted earnings (loss) per share for the periods ended June 30, 1997 and 1996 would not have been materially different from the net income (loss) per share reported by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $44.6 million compared to $129.1 million at December 31, 1996. The decrease was primarily a result of cash used in operations and for the acquisition of fixed assets. During 1997, the Company expects to incur significant additional expenditures related to the engineering, construction and start-up of commercial CEP systems owned by itself and through joint ventures. The Company expects that its total capital expenditures for 1997 will be approximately $83 million.

In June 1997, the Company and LMC executed an agreement to restructure their relationship with respect to the commercialization of CEP for the government waste market. The objective of the restructuring is to enable MMT and LMC to access target markets more efficiently by eliminating many of the organizational redundancies associated with the current M4 structure. LMC and MMT believe that the restructuring also will enable them to better leverage LMC's expertise in systems integration and MMT's ability to provide its CEP technology to target markets. LMC and MMT are now free to pursue projects formerly governed by the joint venture agreements, subject to the requirements established by the new arrangements. The agreement stipulates five principal changes in the companies' relationship: (1) LMC has the exclusive right to lead and pursue contracts for the clean up of the DOE's tanked waste site in Hanford, Washington, and MMT will provide directly to LMC certain construction and development services with respect to Q-CEP, (2) the Company and LMC formed a new limited liability company to be their exclusive vehicle to deliver processing services to customers in the chemical demilitarization market worldwide, (3) MMT has the exclusive right to lead and pursue worldwide opportunities for processing DUF6, (4) the Company became the sole owner of M4, which will continue to own and operate its primary remaining asset, the M4 Technology Center, and (5) the Retech division of M4, which provides plasma arc technology, was transferred to LMC.

As part of the LMC team for the Hanford project, LMC agreed to purchase and MMT has agreed to deliver a pilot-scale, demonstration CEP plant in 1997 for a fixed price of $5 million. This plant will be used to process surrogate Hanford tank waste. Additionally, LMC has agreed to fund certain development work with respect to Q-CEP for possible application to the Hanford project. LMC has informed the DOE that LMC currently intends to propose an alternative technology, vitrification, as its baseline processing technology for Phase 1B of the Hanford contract. However, in connection with the development work to be performed by MMT, LMC and MMT have agreed to develop a technology insertion plan for the possible inclusion of Q-CEP in the Hanford project if such development work is successful. LMC has informed the DOE of the development of this technology insertion plan and LMC's intent to use such plan to include Q-CEP in the Hanford project if MMT's development work is successful. If the LMC team is awarded a contract under Phase 1B of the Hanford cleanup program and Q-CEP is used in the Phase 1B performance, LMC has agreed to pay MMT a fee of $15 million. $5 million of this fee will be payable on award of the contract and the remaining $10 million will be payable upon timely delivery and acceptance of a CEP production plant pursuant to terms to be agreed upon by LMC and MMT. MMT also is entitled to an on-going royalty of 3.5% of all revenues generated from the processing of waste in equipment supplied by MMT under the Hanford contract. There can be no assurances that LMC will include Q-CEP in any proposal for any Phase 1B contract or that LMC will submit a bid for Phase 1B. There also can be no assurances that DOE will award a Phase 1B contract to the LMC team or that, even if it does so, Q-CEP will prove to be satisfactory to the DOE for processing the Hanford waste.

The limited liability company formed by the Company and LMC has exclusive worldwide rights to commercialize CEP for the chemical weapons demilitarization market. The limited liability company is owned 50/50 by subsidiaries of LMC and the Company. The Company is entitled to success fees of up to an aggregate of $25 million in connection with the successful deployment of CEP systems to process chemical weapons, each success fee to be paid from revenues generated by the CEP plant to which it relates. The limited liability company has an initial term of five years.

As sole owner of M4, the Company is responsible for the operations of the M4 Technology Center, and is entitled to all future revenues from such operations. Under the terms of the agreement, the $38 million aggregate principal amount of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center remain outstanding, LMC's guarantee of these bonds remains in place, and each of LMC and the Company are jointly responsible for the principal, interest and other costs relating to these bonds.

In addition to the changes described above, the Company and LMC have agreed that the Company would have the exclusive right to lead and pursue worldwide opportunities for processing DUF6. LMC will consider participating in this market on a case-by-case basis, subject to mutual agreement of the parties, and has agreed not to pursue this market for five years except jointly with the Company.

LMC and the Company have also established a strategic alliance committee, comprising three representatives from each company, to review and monitor the relationships created by the restructuring and to evaluate new market opportunities within the DOE and DoD markets. Prior to pursuing any such opportunity alone, each of LMC and MMT will be obligated to first offer such opportunity to the other party by presenting it to the strategic alliance committee. The committee would determine whether such opportunity would be pursued jointly by the parties and the terms thereof. If the committee does not elect to pursue the opportunity jointly, either party would be free to pursue it alone.

In connection with the restructuring, (i) LMC terminated its line of credit with M4 and deemed the approximately $15.8 million aggregate principal and accrued interest outstanding thereunder to have been paid in full, and (ii) MMT contributed $14.6 million in outstanding accounts receivable to the capital of M4. LMC and MMT generally will share equally in substantially all of the costs of the restructuring.

Effective on June 16, 1997, M4 became a wholly owned subsidiary of the Company. Accordingly, use of the equity method of accounting for the Company's investment in M4 ceased as of that date and M4 was consolidated with the Company for financial reporting purposes from that date forward. As a result of the restructuring, the Company assumed liabilities of $51,147,612 and obtained assets of $45,133,064 which consisted primarily of receivables from LMC and fixed and intangible assets.

In periods prior to the restructuring, the Company provided M4 with construction services. For items that were capitalized by M4, the Company deferred the portion of the gross profit representing the Company's designated ownership interest related to such sales. The deferred income was being recognized by the Company as the related assets were depreciated by M4. The deferred income balance at June 16, 1997 related to assets that, as a result of the restructuring, are now owned by the Company has been offset against the carrying value of such assets.

In 1996, the Company sold the rights to the Japanese chemical weapons market to M4 and deferred the portion of the gross profit representing the Company's designated ownership interest. As a result of the restructuring, these rights are now held by the new limited liability company which will pursue the worldwide chemical weapons market. Accordingly, the deferred income related to the sale of the rights to the Japanese chemical weapons market will be recognized as a reduction of cost of revenue as the rights are amortized by this limited liability company.

The net amount of funding due from LMC under the restructuring agreements is recorded as short-term and long-term receivables of $6,292,000 and $19,000,000, respectively.

On January 29, 1997, MMT Tennessee acquired certain low-level radioactive waste processing assets of VECTRA, a spent nuclear fuel and radioactive waste services company located in San Ramon, California. MMT Tennessee paid $3.9 million in cash for the VECTRA waste-handling assets, which include machinery, equipment, spare parts, intellectual property and customer contracts.

The Company is currently constructing a CEP facility in Bay City, Texas that is designed to service the industrial hazardous waste market. During the six months ended June 30, 1997, the Company spent approximately $28 million for the engineering, construction and permitting of this facility.

In March 1996, the Company entered into a new lease for the Company's corporate headquarters. In September 1996, the Company entered into a new lease for additional space in the same office park as the Company's corporate headquarters. Each of these leases is for seven years, and lease payments are due on a monthly basis throughout the seven-year term. The Company does not currently intend to occupy the second building and is in the process of negotiating subleases for such space. Currently, more than half of this building has been subleased at rents in excess of the rent which the Company is required to pay. The Company has accrued $613,000 for anticipated losses relating to this lease, net of expected sublease income, at June 30, 1997. In connection with the restructuring of M4, the Company assumed a lease for office space that it does not intend to occupy. The Company has accrued $2.6 million for anticipated losses relating to this lease. The lease requires payments on a monthly basis throughout the term of the lease which expires in 2002. The Company is in the process of negotiating subleases for such space.

The Company incurred a net loss of $49.3 million for the six months ended June 30, 1997. The Company's current business plan indicates that the Company will require additional financing to be used for the completion of its planned capital expenditures through the end of 1997, including the completion of the Bay City CEP Facility, and to continue its research, development and other efforts necessary to commercialize its CEP technology. Accordingly, the Company intends to raise additional financing during 1997, and has retained several investment banking firms to assist it in these efforts. These sources of financing could include a tax-exempt or taxable bond financing for the Company's subsidiary, MMT of Tennessee Inc. ("MMT Tennessee"), which owns and operates the Q-CEP facility in Oak Ridge, Tennessee and the wet waste assets acquired from SEG and VECTRA. In order to complete a tax-exempt financing, the Company will be required to receive from the State of Tennessee, where the Q-CEP Facility is located, a reservation of the total amount of tax-exempt private-activity bonds permitted under federal tax rules to be issued by the State of Tennessee in 1997. The Company has received such a reservation in the amount of $20 million from the State of Tennessee for this financing. Additional sources of financing could include private equity financing from one or more institutional investors. The Company believes that raising equity financing would facilitate the completion of a bond financing for MMT Tennessee as described above. The Company is currently in discussions with several different financing sources, although there can be no assurances as to the timing or completion of any financing. If the Company does not obtain additional financing during 1997, it would have a materially adverse effect on the Company's operations. The amount, timing and effect on liquidity of capital expenditures, including equity contributions to joint ventures, to be made by the Company in connection with the development of commercial CEP systems will depend on a number of factors, including the number of systems to be developed, the timing of the development of such CEP systems, the terms of the development arrangements with the Company's customers and partners and the extent to which the Company is able to obtain financing for such CEP systems.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q regarding future events or the future financial performance of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning anticipated trends in the Company's revenue from plant operations, engineering and construction activities and technology transfer and success fees and research and development expenditures, anticipated capital expenditures, and the Company's plans to obtain additional financing. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results could differ materially from those contemplated by these forward-looking statements. Among the risks and uncertainties which could affect actual results are that potential customers will not accept the Company's CEP technology as an economically and environmentally acceptable means of disposing of wastes and by-products; that the Company will be unable to build its CEP plants on time and under budget; that the Company will not be able to commercially operate CEP plants on a sustained and profitable basis; and that the Company will not be able to obtain required financing on satisfactory terms or at all.

Additional factors which may cause actual results to differ are described in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission and are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In June 1997, the Company received a letter from the Department of Energy (the "DOE") requesting that the Company provide various Company information and records in connection with a request received by the DOE from the U.S. House of Representatives Committee on Commerce (the "House Committee"). In July 1997, the Company received a letter from the Subcommittee on Oversight and Investigations of the House Committee requesting that the Company provide similar information to the House Committee in connection with the House Committee's investigation of the Office of Science and Technology of the DOE. The Company is voluntarily complying with both of these requests. The Company is aware that the House Committee also has sent a letter to the U.S. Environmental Protection Agency requesting similar information. In August 1997, the Company received a subpoena from the U.S. Senate Committee on Governmental Affairs (the "Senate Committee") which requests the production of various Company information and records and requests that a representative of the Company testify at a hearing of the Senate Committee and give a deposition. William M. Haney, III, the President and Chief Executive Officer of the Company, has received a similar subpoena from the Senate Committee. The Company and Mr. Haney are in the process of responding to these subpoenas. In connection with the foregoing requests for information and the Senate Committee subpoenas, as well as the outstanding subpoenas received by the Company and M4 from the Office of the Inspector General (the "OIG") of the DOE which were described in the Company's Form 10-Q for the quarter ended March 31, 1997, employees and former employees of the Company have been interviewed by representatives of several government agencies. The Company expects to be providing information and records to the DOE, the House Committee, the Senate Committee and the OIG over an extended period of time and further expects that representatives of such entities will be conducting additional interviews with employees and former employees of the Company. In addition, the House Committee or the Senate Committee may hold hearings at which employees and former employees of the Company may be asked to testify.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27   - Financial Data Schedule

        (b) Reports on Form 8-K

            During the quarter ended June 30, 1997, the Company filed the following Current Reports on Form 8-K:

               Form 8-K dated June 25, 1997, with respect to the restructuring of the Company's relationship with Lockheed Martin Corporation.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MOLTEN METAL TECHNOLOGY, INC.
                                            -----------------------------



Date: August 14, 1997                   By: /s/ Benjamin T. Downs
      ---------------                       -----------------------------------
                                            Benjamin T. Downs
                                            Executive Vice President of Finance
                                            and Administration, Treasurer
                                            (Principal Financial Officer and
                                            Authorized Signatory)