Form 10-K/A
period 1996-12-31
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-09-10
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

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

MARKET OVERVIEW

      Currently, the most common methods of treatment and disposal of hazardous and non-hazardous wastes and industrial by-products include landfilling, deep-well injection, incineration, plasma, vitrification and other thermal treatment methods, on-site containment (including industrial lagoons) and release into the environment. Most of these methods have transportation, treatment and

- -------------
(1) References to "CEP" within this document refer to both the core CEP technology and its various related applications.

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

            Restructuring of MMT/LMC Relationship. In March 1997, MMT and LMC announced that they had executed a letter of intent to restructure their relationship with respect to the commercialization of CEP and other technologies for the government and other waste markets. The objective of the restructuring is to enable MMT and LMC to access target markets more efficiently by eliminating many of the organizational redundancies associated with the current M4 structure. LMC and MMT believe that the contemplated restructuring also will enable them to better leverage LMC's expertise in systems integration and MMT's ability to provide its CEP technology to target markets. After the completion of the restructuring, LMC and MMT each would be free to pursue projects formerly governed by the existing joint venture agreements, subject to the requirements established by the proposed new arrangements. The letter of intent contemplates five principal changes in the relationship between LMC and MMT: (1) LMC would have the exclusive right to lead and pursue contracts for the Hanford radioactive tanked waste cleanup project described above, and MMT would provide directly to LMC certain construction and development services with respect to CEP, (2) MMT and LMC would form a new limited liability company to be their exclusive vehicle to deliver processing services to customers in the chemical demilitarization market worldwide, (3) MMT would have the exclusive right to lead and pursue worldwide opportunities for processing DUF(6), (4) MMT would become the sole owner of M4, which will continue to own and operate its primary remaining asset, the M4 Technology Center, and (5) the Retech division of M4, which provides plasma arc technology, would be transferred to LMC.

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

      As of December 31, 1996, M4 had not earned any revenues related to the Hanford radioactive tanked waste cleanup project, nor had M4 earned any revenues from the processing of chemical weapons or DUF6. As of December 31, 1996, M4 had earned limited revenues from testing and development work performed at the M4 Technology Center and from testing and development work related to the chemical demilitarization and DUF6 markets. The Retech division of M4 has been the major source of revenue for M4 since its contribution to M4 in April 1996.

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

      Nichimen Corporation and NKK Plant Engineering Corporation. In February 1996, MMT, Nichimen Corporation, one of Japan's major trading companies, and NKK Plant Engineering Corporation, one of Japan's largest engineering providers of municipal waste systems ("NKP"), signed a letter of intent to form a joint venture to process fly ash produced by Japanese municipal solid waste incinerators. A definitive agreement to form this joint venture was executed in October 1996 by the Company, Nichimen and NKP. The agreement grants the joint venture the exclusive right to introduce CEP to the Japanese municipal incinerator ash market. It is anticipated that, once formed, the joint venture will employ MMT's proprietary Cerex-CEP technology to process and recycle incinerator ash to recover ceramic and metal products. Under the agreement, the Company will own 49% of the joint venture and each of Nichimen and NKP will own 25.5% of the joint venture. The joint venture will be formed as a Japanese limited liability company and will be capitalized with approximately $1 million, contributed by each partner in proportion to their ownership interest. The funds necessary to purchase and operate the initial CEP system described below will be loaned to the joint venture by each partner in proportion to their ownership interest. In addition, if agreed by all of the partners, each partner has agreed to guarantee the joint venture's working capital requirements, up to a maximum of $2 million.

       In consideration for the grant of the exclusive license to the joint venture, the Company will receive a two percent royalty on all revenues, and will receive a $12.5 million licensing fee, to be paid from the joint venture's profits. Each of the joint venture, Nichimen and NKP have agreed to assign to the Company all intellectual property rights related to CEP which they may develop during the term of the agreement. The Company has agreed to provide research and development and certain other technical services to the joint venture and its customers and to sell certain CEP components to the joint venture and its customers, at specified rates.

      The joint venture agreement has a term of ten years, unless extended by the mutual agreement of the partners. The agreement may be terminated by any partner if the joint venture sustains more than $14,500,000 in losses.

      The agreement provides that the joint venture will purchase an initial CEP system to be delivered in the first quarter of 1998. The Company expects that this system will be sold for a fixed price of $7.9 million and that final payment for such system will be contingent upon the successful completion of a performance test once the system has been installed in Japan.

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

                                                 Quarter Ended
As Previously Reported:               June 30, 1996      September 30, 1996
                                      -------------      ------------------
Revenue                                $20,447,000           $15,557,000
Income (loss) from operations            1,529,000            (3,886,000)
Net income (loss)                        2,084,000            (3,308,000)
Net income (loss) per share            $      0.08           $     (0.14)


                                                 Quarter Ended
As Restated:                          June 30, 1996      September 30, 1996
                                      -------------      ------------------
Revenue                                 $17,854,000          $15,076,000
Loss from operations                     (1,064,000)          (5,851,000)
Net loss                                   (509,000)          (5,273,000)
Net loss per share                      $     (0.02)         $     (0.22)

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

As of December 31, 1996, M4 had not earned any revenues related to the Hanford radioactive tanked waste cleanup project, nor had M4 earned any revenues from the processing of chemical weapons or DUF6. As of December 31, 1996, M4 had earned limited revenues from testing and development work performed at the M4 Technology Center and from testing and development work related to the chemical demilitarization and DUF6 markets. The Retech division of M4 has been the major source of revenue for M4 since its contribution to M4 in April 1996.

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

As of December 31, 1996, other assets increased by approximately $5 million from December 31, 1995 due to costs incurred for issuance of the Company's 5
- -1/2% Convertible Subordinated Notes Due 2006. As of December 31, 1996, prepaid expenses increased by approximately $4.0 million from December 31, 1995 due to increases in prepayments to suppliers, accrued interest receivable and spare parts. Restricted cash decreased by approximately $4.8 million from 1995 to 1996 due to expenditures of funds reserved for qualified spending relating to a tax-exempt bond financing for the Fall River Facility The Company's investment in M4 decreased by approximately $5.9 million from December 31, 1995, resulting in accumulated losses of affiliate in excess of investment of approximately
$5.0 million, primarily due to the recognition of the Company's share of M4's expenses, including the effect of a reduction in the carrying value of M4's long-lived assets.

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

                                                                    Director/Officer
Name                       Age                Office Held                Since
- ----                       ---                -----------                -----
William M. Haney, III       35      Chairman of the Board of             1989
                                    Directors, President and
                                    Chief Executive Officer

Christopher J. Nagel,       39      Vice President of Process            1989
Sc.D.                               Fundamentals/ Founding
                                    Scientist and Director

James B. Anderson (1)       47                 Director                  1990

Peter A. Lewis (2)          66                 Director                  1993

John T. Preston (1)(2)      47                 Director                  1989

Maurice F. Strong           68                 Director                  1992

Robert A. Swanson           49                 Director                  1992

Eugene Berman               55      Vice President of Government         1992
                                    and External Affairs

Benjamin T. Downs           34      Executive Vice President of          1990
                                    Finance and Administration and
                                    Chief Financial Officer

B. J. Garner                58      Vice President of Design and         1996
                                    Development

Victor E. Gatto, Jr.        50      Vice President, Government and       1993
                                    Nuclear Sales

Ethan E. Jacks              43      Vice President and General           1991
                                    Counsel

G. Earl McConchie           46      Vice President of Sales and          1996
                                    Marketing

Katharyn F. Santoro         43      Vice President of Human              1994
                                    Resources
Charles W. Shaver           38      Chief Operating Officer              1996

- ------------

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

      B. J. GARNER joined the Company in August 1996 as Vice President of Design and Development. Mr. Garner was the Director, Process Research and Development, of the Polyolefins Division of Union Carbide Corporation from September 1990 to August 1996. He held a number of management positions at Union Carbide from 1975, all associated with the development, design, commercialization and licensing of Union Carbide's leading UNIPOL(R) polymers technology. During Mr. Garner's tenure at Union Carbide, this technology was extended to over 110 reactors worldwide and 12 million tons of annual capacity. Mr. Garner holds a B.S. and M.S. in Chemical Engineering from Texas A&M University and an M.S. in Industrial Hygiene from the University of Pittsburgh.

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

                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                          ---------------------------------        ---------------------------------
                                                                   RESTRICED  SECURITIES
                                                                      STOCK   UNDERLYING      LTIP            ALL OTHER
NAME AND PRINCIPAL        YEAR       SALARY(1)        BONUS           AWARDS    OPTIONS      PAYOUTS         COMPENSATION
- ------------------        ----       ---------        -----           ------    -------      -------         ------------
      POSITION
      --------
William M. Haney,         1996       $335,000       $     --            --        30,100         --          $ 18,140(2)
  III                     1995       $289,167(3)          (4)           --        14,826         --          $ 26,777(5)
  Chairman, Chief         1994       $280,000             --            --       108,000         --          $ 17,119(6)
  Executive
  Officer and
  President

Christopher J             1996       $201,333       $ 11,250            --        39,000         --          $ 69,022(7)
  Nagel, Sc.D             1995       $192,000       $ 21,600            --           100         --          $ 24,724(8)
  Vice President          1994       $182,801       $    310            --        54,000         --          $ 45,897(9)
  of Fundamentals
  and Founding
  Scientist

Benjamin T. Downs         1996       $190,833       $     --            --        35,250         --          $    146(10)
  Executive Vice          1995       $135,993         19,125            --         7,600         --          $    146(11)
  President of            1994       $143,310         32,448            --        43,400         --          $    100(12)
  Finance and
  Administration
  and Chief
  Financial Officer

G. Earl McConchie(13)     1996       $163,457       $  7,031        40,000        50,000         --          $ 68,587(14)
  Vice President
  of Sales and
  Marketing

Victor E. Gatto,          1996       $174,646       $  6,750            --        45,250         --          $    949(15)
  Jr                      1995       $151,000       $ 55,000            --           100         --          $    569(16)
  Vice President          1994       $143,906       $ 15,310            --        72,175         --          $    348(17)
  of Government
  and Nuclear Sales

- --------------
(1)   Salary includes amounts deferred pursuant to the Company's 401(k) Plan.

(2) Represents a payment of $17,876 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $264 in term life insurance premiums on a group policy maintained by the Company.

(3) Includes $9,167 paid to Mr. Haney in 1996 for a salary increase that was retroactive to 1995.

(4) Mr. Haney directed that his bonus for 1995, $100,800, be paid by the Company to a charitable foundation designated by Mr. Haney.

(5) Represents a payment of $26,561 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $216 in term life insurance premiums on a group policy maintained by the Company.

(6) Represents a payment of $16,903 to Mr. Haney to reimburse him for the cost of a personal life insurance policy maintained by him and $216 in term life insurance premiums on a group policy maintained by the Company.

(7) Represents a payment of $24,475 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, $198 in term life insurance premiums on a group policy maintained by the Company and a payment of $44,349 pursuant to a Technical Assignment Agreement between the Company and Dr. Nagel dated May 31, 1990.

(8) Represents a payment of $24,526 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, and $198 in term life insurance premiums on a group policy maintained by the Company.

(9) Represents a payment of $24,547 to Dr. Nagel to reimburse him for the cost of a personal life insurance policy maintained by him, $187 in term life insurance premiums on a group policy maintained by the Company and $21,163 in interest forgiven by the Company on a $400,000 note, which was paid in full in December 1994.

(10) Represents $146 in term life insurance premiums on a group policy maintained by the Company.

(11) Represents $146 in term life insurance premiums on a group policy maintained by the Company.

(12) Represents $100 in term life insurance premiums on a group policy maintained by the Company.

(13)  Mr. McConchie became an employee of the Company in April 1996.

(14) Represents $68,067 for reimbursement of relocation expenses, and $522 in term life insurance premiums on a group policy maintained by the Company.

(15) Represents $749 in term life insurance premiums on a group policy maintained by the Company, and $200 payment of a life-cycle account maintained by the Company.

(16) Represents $369 in term life insurance premiums on a group policy maintained by the Company, and $200 payment of a life-cycle account maintained by the Company.

(17) Represents $348 in term life insurance premiums on a group policy maintained by the Company.


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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. Peter A. Lewis, a member of the Compensation Committee, is a limited partner of Lazard Freres & Co. ("Lazard") and has served as a limited managing director of Lazard since 1995. During 1996, Lazard was a lead underwriter of an offering of $143,750,000 of convertible notes issued by the Company. The Company and John T. Preston, a member of the Compensation Committee, are parties to a Consulting Agreement pursuant to which Mr. Preston will provide advice on technology implementation, business planning, and other projects assigned from time to time by senior management of the Company. Pursuant to the Consulting Agreement, the Company pays Mr. Preston a retainer of $3,334 per month. The Agreement has a one year term, and renews automatically for successive one year terms unless terminated by either party. To the Company's knowledge, there were no other relationships involving members of the Committee requiring disclosure in this report.

      The Company's Compensation Committee currently consists Messrs. Lewis and Preston.

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

                                      Amount and Nature of          Percentage of
Name and Address                      Beneficial Ownership       Outstanding Shares of
of Beneficial Owner                    of Common Stock(1)        Common Stock Owned (1)
- -------------------                    ------------------        ----------------------
William M. Haney, III(2)                     5,346,786                 22.01%
400-2 Totten Pond Road
Waltham, MA 02154

John T. Preston(3)                           2,290,507                  9.70%
238 Main Street
Cambridge, MA 02141

The Travelers Companies(4)                   1,913,917                  8.11%
One Tower Square
Hartford, CT 06183

Christopher J. Nagel, Sc.D.(5)               2,075,965                  8.10%
400-2 Totten Pond Road
Waltham, MA 02154

Benjamin T. Downs(6)                           367,092                  1.54%
400-2 Totten Pond Road
Waltham, MA 02154

Robert A. Swanson(7)                           267,915                  1.12%


Peter A. Lewis(8)                              114,697                     *


Victor E. Gatto, Jr.(9)                         65,779                     *


Maurice F. Strong(10)                           54,916                     *


G. Earl McConchie(11)                           53,599                     *


James B. Anderson, Ph.D.(12)                    17,500                     *



All officers and directors as a group       10,918,716                 40.20%
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

The Company and John T. Preston, a director of the Company, are parties to a Consulting Agreement pursuant to which Mr. Preston will provide advice on technology implementation, business planning, and other projects assigned from time to time by senior management of the Company. Pursuant to the Consulting Agreement, the Company pays Mr. Preston a retainer of $3,334 per month. The Agreement has a one year term, and renews automatically for successive one year terms unless terminated by either party.

      Peter A. Lewis, a director of the Company, is a limited partner of Lazard Freres & Co. ("Lazard") and has served as a limited managing director of Lazard since 1995. During 1996, Lazard was a lead underwriter of an offering of $143,750,000 of convertible notes issued by the Company.

      In August 1996, December 1996 and January 1997, the Company loaned G. Earl McConchie, an officer of the Company, a total of $60,000, bearing interest at 8.25% per year, payable on the earlier of (a) the sale of Mr. McConchie's previous house, or (b) 30 days after Mr. McConchie's termination of employment with the Company.

      In January 1997, the Company loaned Eugene Berman, an officer of the Company, $60,000, bearing interest at 8.25% per year, payable in December 1997.

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

      During 1996, the Company granted B. J. Garner, an officer of the Company, 10,000 shares of restricted Common Stock as part of his employment agreement. The restrictions on these shares will lapse at a rate of 25% per quarter beginning March 31, 1997. In addition, the Company provided Mr. Garner with a $100,000 signing bonus as an incentive to join the Company and adjust to a higher cost of living in Massachusetts. Should Mr. Garner terminate his employment with the Company during his first year, he would be required to refund the entire amount of the bonus.

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

(c)   Exhibits

   3.1 - Amended and Restated Certificate of Incorporation of the Registrant. *4* (3.1).
   3.2  -  Amended and Restated By-Laws of Registrant.  *4* (3.2)
   4.1 - Specimen Certificate for Shares of the Registrant's Common Stock, $.01 par value. *1* (4.1)
t 10.1  -  Pilot Plant Agreement dated as of October 25, 1991 between the
           Registrant and E.I. du Pont de Nemours and Company, as amended by the Pilot Plant Funding Agreement Addendum dated as of February
           10, 1992.  *1* (10.2)
  10.2 - Agreement dated as of December 20, 1991 between the Registrant and L'Air Liquide S.A. *1* (10.4)
  10.3 - Lease dated as of July, 1993 for Two University Office Park, Waltham, Massachusetts. #2# (10.8)
  10.4 - Lease dated as of June 29, 1992 between the Greater Fall River Development Corporation and the Registrant for the property located at 421 Current Road, Fall River, Massachusetts. *1* (10.6)
  10.5  -  Strategic Alliance and Investment Agreement dated as of May 3,
           1993 between the Registrant and Am-Re Services, Inc.  #1# (19(a))
  10.6 - Environmental Impairment Insurance Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(b))
  10.7 - Project Financing Common Stock Warrant issued by the Registrant to Am-Re Services, Inc. #1# (19(c))
  10.8 - Registration Rights Agreement dated as of May 3, 1993 among the Registrant, Am-Re Services, Inc. and American Reinsurance
           Company.  #1# (19(d))
t 10.9  -  Asset Purchase Agreement dated as of July 7, 1992 between the
           Registrant and IPS Interproject Service AB and IPS Interproject Processteknik AB. *2* (10.8)
  10.10 - Technology Assignment Agreement dated as of May 31, 1990 between the Registrant and Christopher J. Nagel and Robert D. Bach, as clarified by the Clarification Agreement dated as of May 31, 1990 and as amended by the Amendment to Technology Assignment Agreement dated as of October 12, 1990. *1* (10.9)

+ 10.11 -  Employment Agreement dated as of June 30, 1990 between the
           Registrant and William M. Haney, III.  *1* (10.11)
+ 10.12 -  Letter Agreement dated as of October 1, 1991 from the Registrant to William M. Haney, III regarding employment.  *1* (10.12)
+ 10.13 -  Employment Agreement dated as of May, 1993 between the Registrant and Eugene Berman.  *4* (10.16)
 +10.14 -  Employment Agreement dated as of April 1, 1996 between the
           Registrant and G. Earl McConchie.
 +10.15 - Registrant's Amended and Restated 1989 Long Term Incentive Compensation Plan, as amended effective March 27, 1996.
+ 10.16 -  Registrant's 1993 Employee Stock Purchase Plan.  *3* (28.2)
+ 10.17 -  Registrant's 1992 Restricted Common Stock Award Plan.  *1* (10.14)
  10.18 - Form of Employee Non-Disclosure, Development and Non-Competition Agreement of the Registrant. *1* (10.16)
  10.19 -  Loan Agreement dated February 4, 1993 between the Registrant and
           Jobs for Fall River, Inc.  *1* (10.18)
  10.20 - $1,800,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.19)
  10.21 - $50,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.20)
  10.22 - $150,000 Promissory Note, dated February 4, 1993, made by the Registrant in favor of Jobs for Fall River, Inc. *1* (10.21)
  10.23 -  Security Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc.  *1* (10.22)
  10.24 - Letter Agreement dated February 4, 1993 between the Registrant and Jobs for Fall River, Inc. regarding security for loan made by Jobs for Fall River, Inc. to the Registrant. *1* (10.23)
  10.25 - Contract No. DE-AC21-9MC30171 dated September 30, 1993 between the Registrant and the United States Department of Energy, Morgantown Energy Technology Center. *4* (10.31)
  10.26 -  Modification to Contract No. DE-AC21-9MC30171 dated March 24,
           1994 between the Registrant and the United States Department of Energy, Morgantown Energy Technology Center. #3# (10.32)
  10.27 - First Amendment to Lease, dated September 21, 1994, between the Registrant and Connecticut General Life Insurance Company. #5# (10.1)
  10.28 -  Lease dated as of July 1, 1994 by and between the Registrant and the Greater Fall River Development Corporation.  #5# (10.2)
  10.29 - Master Agreement For Government Market Development and Commercialization of CEP Technology, dated as of August 9, 1994, between the Registrant and Martin Marietta Corporation. #5# (10.3)
  10.30 -  Loan Agreement, dated as of August 1, 1994, between the
           Registrant and the Massachusetts Industrial Finance Agency.  #5#
           (10.4)
  10.31 -  Underwriting Agreement dated as of August 26, 1994, between the Massachusetts Industrial Finance Agency and CS First Boston Corporation, and approved by the Registrant. #5# (10.5)
  10.32 - Letter of representation dated as of August 26, 1994 from Molten Metal Technology, Inc. to the Massachusetts Industrial Finance
           Agency and CS First Boston Corporation.  #5# (10.6)
  10.33 -  Development Agreement dated as of May 3, 1995 between the
           Registrant and Hoechst Celanese Chemical Group, Inc. ("HCC"). #7# (10.1)
  10.34 - Feedstock Supply Agreement dated as of May 3, 1995 between the Registrant and HCC. #7# (10.2)
  10.35 - Synthesis Gas Purchase and Sale Agreement dated as of May 3, 1995 between the Registrant and HCC. #7# (10.3)
  10.36 -  Sales Representative and Master Services Agreement dated as of
           February 29, 1996 between the Registrant and Uhde.  #8#(10.1)       '
 x10.37 - Partnership Restructuring Agreement dated as of March 15, 1996 between the Registrant, LMC and M4. #8#(10.2)
  10.38 - Indenture dated May 1, 1996 between the Registrant and The Bank of New York, as Trustee. #8#(10.3)
  10.39 - Purchase Agreement dated April 25, 1996 between the Registrant and Lazard FrEres & Co. LLC. #8#(10.4)
 y10.40 -  Commercial Mixed Waste Processing Agreement dated as of
           December 12, 1995 between the Registrant and M4 Environmental L.P. #9#(10.38)
  10.41 -  Lease dated as of March 4, 1996 for 400-2 Totten Pond Road,
           Waltham, Massachusetts.  #9#(10.3)
  10.42 -  Agreement for Expansion of License (Japanese Chemical Weapons)
           dated as of September 26, 1996 between the Registrant and M4. #10#(10.1)
  10.43 - Lease dated as of September 16, 1996 for 400-1 Totten Pond Road, Waltham, Massachusetts. #10#(10.2)
  10.44 - Asset Purchase Agreement dated as of December 10, 1996 between the Registrant, MMT of Tennessee Inc., Westinghouse Electric
           Corporation and The Scientific Ecology Group, Inc.  #11#(10.1)
  10.45 -  Asset Purchase Agreement dated as of January 29, 1997 between MMT of Tennessee Inc. and VECTRA Technologies, Inc.  #12#(10.1)
z*10.46 -  Joint Venture Master Agreement dated as of October 30, 1996 between Nichimen Corporation, NKK Plant Engineering Corporation.
  11    -  Computation of Primary, Fully Diluted and Supplementary Net Income
           (Loss) Per Share.
  16    -  Letter re:  Change of Accountants.  #13#(A)
  21    -  Subsidiaries of the Registrant.
  23.1  -  Consent of Price Waterhouse LLP.
  27    -  Financial Data Schedule.
  99.1 - Cautionary Statements for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

- ----------

*     Filed herewith.

+ Management contract or compensatory plan filed pursuant to item 14(c) of Form 10-K.
t An unexpired order granting confidential treatment to deleted portions of Exhibits 10.1 and 10.9 was issued on February 9, 1993.
u     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.26 was issued on May 11, 1994.
v     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.29 was issued on January 6, 1995.
w An unexpired order granting confidential treatment to deleted portions of Exhibits 10.33, 10.34 and 10.35 was issued on October 20, 1995.
x An unexpired order granting confidential treatment to deleted portions of Exhibits 10.36 and 10.37 was issued on October 20, 1995.
y     An unexpired order granting confidential treatment to deleted portions of
      Exhibit 10.40 was issued on July 30, 1996.
z Certain portions of Exhibit 10.46 have been omitted and confidential treatment has been requested for such portions. A complete copy of this Exhibit has been filed separately with the Securities and Exchange Commission.

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

                          MOLTEN METAL TECHNOLOGY, INC.


                     By:  /s/ Benjamin T. Downs
                        -------------------------------------
                        Benjamin T. Downs
                        Executive Vice President of Finance and Administration and Chief Financial Officer


                            Date: September 9, 1997