Form 10-Q
period 1997-09-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-11-19
CIK 895517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-21042

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

                                    YES  X    NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         23,669,176
   ----------------------------              -------------------------------
             Class                           Outstanding at October 20, 1997

                          MOLTEN METAL TECHNOLOGY, INC.
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

         Consolidated Balance Sheet - September 30, 1997 and December 31, 1996                                  3

         Consolidated Statement of Operations for the quarters ended September
         30, 1997 and 1996 and for the nine months ended
         September 30, 1997 and 1996                                                                            4

         Consolidated Statement of Cash Flows for the nine months ended
         September 30, 1997 and 1996                                                                            5

         Notes to Consolidated Financial Statements                                                          6-11

Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                                               12-20

PART II - OTHER INFORMATION
---------------------------

         Item 1. Legal Proceedings                                                                             21
         Item 2. Changes in Securities                                                                          *
         Item 3. Defaults Upon Senior Securities                                                                *
         Item 4. Submission of Matters to a Vote of Security Holders                                            *
         Item 5. Other Information                                                                              *
         Item 6. Exhibits and Reports on Form 8-K                                                              22

SIGNATURES                                                                                                     22
----------




* No information provided due to the inapplicability of item.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                            September 30,            December 31,
                                                                                                1997                    1996
                                                                                            -------------           -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                 $   5,626,572           $  19,679,104
  Short-term investments                                                                       15,651,416             109,388,659
  Accounts receivable, net of allowance for doubtful accounts of $150,000
    at September 30, 1997                                                                       5,680,626               2,573,306
  Unbilled accounts receivable                                                                    991,329                      --
  Accounts receivable from affiliates                                                           3,555,000               5,525,491
  Unbilled accounts receivable from affiliates                                                         --                 798,980
  Other receivables                                                                             5,543,540                      --
  Prepaid expenses and other current assets                                                     7,929,599               6,300,727
                                                                                            -------------           -------------
          Total current assets                                                                 44,978,082             144,266,267

Restricted cash                                                                                 3,662,809               2,592,925
Fixed assets, net                                                                             129,447,343             103,553,945
Intangible assets, net                                                                         18,119,561              16,363,201
Long-term receivable                                                                           19,000,000                      --
Other assets                                                                                    8,101,132               5,968,911
                                                                                            -------------           -------------
                                                                                            $ 223,308,927           $ 272,745,249
                                                                                            =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                         $      15,767           $   1,884,486
  Accounts payable                                                                             22,389,978              19,273,058
  Accrued expenses                                                                             12,520,036               6,082,746
  Accrued interest                                                                              3,643,362               2,161,297
  Deferred revenue                                                                              7,230,613               1,647,472
  Deferred income from affiliate                                                                       --               4,586,870
                                                                                            -------------           -------------
          Total current liabilities                                                            45,799,756              35,635,929
                                                                                            -------------           -------------

Long-term debt                                                                                202,750,000             164,753,334
                                                                                            -------------           -------------
Due to related parties                                                                          1,385,889               1,385,889
                                                                                            -------------           -------------
Deferred income from affiliate                                                                  2,311,315               2,437,500
                                                                                            -------------           -------------
Accumulated losses of affiliate in excess of investment                                                --               5,020,765
                                                                                            -------------           -------------
Preferred stock, $.01 par value, 3,000 shares authorized
   Series A convertible, redeemable preferred stock, $.01 par value,
   800 shares designated, issued and outstanding at September 30, 1997                         14,161,180                      --
                                                                                            -------------           -------------
Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares authorized;
     23,775,843 shares issued and 23,665,443 outstanding at September 30, 1997 and
     23,643,707 shares issued and 23,603,707 outstanding at December 31, 1996                     237,758                 236,437
  Additional paid-in capital                                                                  170,996,887             163,124,587
  Valuation allowance for short-term investments                                                  (31,790)                (86,653)
  Accumulated deficit                                                                        (212,910,532)            (97,820,411)
                                                                                            -------------           -------------
                                                                                              (41,707,677)             65,453,960
  Less: Treasury stock, 110,400 shares at September 30, 1997 and 40,000
    shares at December 31, 1996, at cost                                                       (1,251,319)               (482,504)
  Less: Deferred compensation                                                                    (140,217)             (1,459,624)
                                                                                            -------------           -------------
          Total stockholders' equity                                                          (43,099,213)             63,511,832
                                                                                            -------------           -------------
                                                                                            $ 223,308,927           $ 272,745,249
                                                                                            =============           =============

                See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Quarter ended September 30,      Nine Months ended September 30,
                                                               ------------------------------     --------------------------------
                                                                   1997             1996               1997              1996
                                                               ------------      ------------     -------------      ------------
Revenue:
    Waste services                                             $  4,767,293      $         --     $  13,805,623      $         --
    Equipment sales                                                 453,202                --         1,646,226                --
    Construction and research and development ("R&D")               137,649         3,187,477           656,399         8,230,774
    Construction, R&D and consulting from affiliates                     --         6,304,972           783,937        33,989,304
    Technology transfer and success fees from affiliate                  --         5,583,333                --        13,083,333
                                                               ------------      ------------     -------------      ------------
                                                                  5,358,144        15,075,782        16,892,185        55,303,411
                                                               ------------      ------------     -------------      ------------
Operating expenses:
    Cost of revenue - Waste services                             13,929,959                --        31,393,502                --
    Cost of revenue - Equipment sales                               283,707                --           875,994                --
    Cost of revenue - Construction and R&D                           49,681         3,187,646           592,983         8,090,929
    Cost of revenue - Construction, R&D, consulting,
      technology transfer and success fees from affiliates               --         8,155,726         1,132,875        33,970,636
    R&D                                                           4,986,207         5,189,205        20,719,348        14,516,206
    Selling, general and administrative ("SG&A")                  9,175,032         7,212,523        23,838,759        11,841,741
    Impairment charge for long-lived assets                      38,427,184                --        38,427,184                --
                                                               ------------      ------------     -------------      ------------
                                                                 66,851,770        23,745,100       116,065,791        68,419,512
Equity income (loss) from affiliate                                      --         2,818,178        (9,740,565)        5,494,214
                                                               ------------      ------------     -------------      ------------
Loss from operations                                            (61,493,626)       (5,851,140)     (108,914,171)       (7,621,887)

Other income (expense):
    Interest income                                                 437,108         2,846,313         2,917,725         6,431,691
    Interest expense                                             (2,064,997)       (2,268,115)       (6,463,736)       (4,375,814)
                                                               ------------      ------------     -------------      ------------
 Net loss                                                       (63,121,515)        5,272,942)     (112,460,182)       (5,566,010)

 Less: preferred stock dividends and preferences (Note 2)        (2,629,939)               --        (2,629,939)               --

                                                               ------------      ------------     -------------      ------------
Net loss available to common shareholders                      $(65,751,454)     $ (5,272,942)    $(115,090,121)     $ (5,566,010)
                                                               ============      ============     =============      ============

Net loss per share                                             $      (2.78)     $      (0.22)    $       (4.87)     $      (0.24)
                                                               ============      ============     =============      ============

Weighted average common and common equivalent
 shares outstanding                                              23,653,738        23,490,753        23,612,207        23,230,088
                                                               ============      ============     =============      ============


                See notes to consolidated financial statements.

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                Nine months ended September 30,
                                                                                --------------------------------
                                                                                     1997               1996
                                                                                -------------      -------------

Cash flows from operating activities:
 Net loss                                                                       $(112,460,182)     $  (5,566,010)
 Adjustments to reconcile loss to net cash used in
   operating activities (net of assets acquired from VECTRA):
   Depreciation and amortization                                                    9,393,702          4,301,200
   Equity loss (income) from affiliate                                              9,740,565         (5,494,214)
   Impairment charge for long-lived assets                                         38,427,184                 --
   Compensation expense related to restricted stock and common stock options        1,398,932            305,529
   Increase in accounts receivable                                                 (3,604,141)        (4,201,711)
   Decrease (increase) in accounts receivable from affiliate                        2,769,471         (7,274,291)
   Decrease in other accounts receivable                                              748,127                 --
   Increase in prepaid expenses and other current assets                             (698,295)        (3,908,597)
   Increase in other assets                                                          (319,713)          (874,356)
   Increase (decrease) in accounts payable                                          1,423,690         (1,057,332)
   Increase (decrease) in accrued expenses                                         (5,017,092)         2,799,313
   Increase in accrued interest                                                     1,482,065          2,820,579
   Increase (decrease) in deferred revenue                                          5,583,141         (4,083,334)
   Increase (decrease) in deferred income from affiliate                             (278,748)         4,434,952
                                                                                -------------      -------------
       Net cash used in operating activities                                      (51,411,294)       (17,798,272)
                                                                                -------------      -------------

Cash flows from investing activities:
  Expenditures for fixed assets                                                   (58,391,971)       (26,718,793)
  Purchase of intangible assets                                                      (796,346)        (1,515,203)
  Cash paid for acquisition of VECTRA assets                                       (3,950,559)                --
  Cash investments in affiliates                                                   (9,180,521)                --
  Cash received from M4 restructuring                                                 271,468                 --
  Redemption (purchase) of short-term investments, net                             93,792,106        (68,197,027)
  Decrease (increase) in restricted cash                                           (1,069,884)         5,096,122
                                                                                -------------      -------------
      Net cash provided by (used in) investing activities                          20,674,293        (91,334,901)
                                                                                -------------      -------------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                             659,550          3,222,797
  Net proceeds from issuance of preferred stock                                    18,665,787                 --
  Purchase of treasury stock                                                         (768,815)                --
  Net proceeds from issuance of long-term debt                                             --        139,338,826
  Payments to related parties                                                              --            (88,697)
  Principal repayments of long-term debt                                           (1,872,053)          (143,388)
                                                                                -------------      -------------
      Net cash provided by financing activities                                    16,684,469        142,329,538
                                                                                -------------      -------------
Increase (decrease) in cash and cash equivalents                                  (14,052,532)        33,196,365
Cash and cash equivalents at beginning of period                                   19,679,104          6,644,856
                                                                                -------------      -------------
Cash and cash equivalents at end of period                                      $   5,626,572      $  39,841,221
                                                                                =============      =============


Additional disclosure of non-cash investing and financing activities:
  Issuance of common stock in exchange for investment in affiliate              $          --      $   9,770,587
                                                                                =============      =============


As a result of the restructuring of M4 Environmental L.P. ("M4") and the consolidation of M4 with the Company for financial reporting purposes, the Company assumed liabilities of $51,147,612 that included $38 million of long-term debt and obtained assets of $46,713,305 which consisted primarily of receivables from Lockheed Martin Corporation and fixed and intangible assets.

In conjuction with the restructuring, the Company offset deferred income of $4,434,307 against fixed assets obtained from M4.


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

The Company incurred a net loss of $112.5 million for the nine months ended September 30, 1997. As described below, the Company raised $20 million in a private placement of preferred stock in September 1997. However, the Company will require immediate and substantial additional financing in order to continue normal operations beyond November 1997. The Company is currently pursuing various financing opportunities, including equity and/or debt financing from private investors and a tax-exempt bond financing for MMT of Tennessee Inc., a wholly-owned subsidiary of the Company ("MMT Tennessee"). In connection with this proposed bond financing, the Company has received from the State of Tennessee, where the Q-CEP Facility is located, a reservation in the amount of $20 million of the total amount of tax-exempt private-activity bonds permitted under federal tax rules to be issued by the State of Tennessee in 1997. Although the Company expected that the completion of the preferred stock financing would facilitate completion of the proposed bond financing, to date the Company has been unable to close this financing. The Company is currently in discussions with several different financing sources, although there can be no assurances as to the timing or completion of any financing. Without the completion of the bond financing and/or substantial additional financing, the Company will not have sufficient funds to continue normal operations after November 1997 and may be required to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the event of a bankruptcy filing, the following indebtedness of the Company could become immediately due and payable at the option of the holders of such debt: $143,750,000 principal amount of the Company's 5 1/2% Convertible Subordinated Notes Due 2006; $21,000,000 principal amount of industrial revenue bonds issued by the Massachusetts Industrial Finance Agency; a $2,000,000 loan from Jobs for Fall River, Inc.; and $38,000,000 principal amount of industrial revenue bonds issued by the Industrial Development Board of the City of Oak Ridge.

To address both its near-term and long-term liquidity needs, the Company, in addition to seeking financing, is seeking to decrease future planned capital expenditures by obtaining third party funding for such expenditures, and also is seeking to defer certain payments owed to the prime contractor of the Company's CEP facility in Bay City, Texas (the "Bay City CEP Facility"). Specifically, the Company is seeking a strategic partner for its chemicals business, including the Bay City CEP Facility. The Company's intent is to find a strategic partner that would provide the funding necessary to start-up and initially operate this plant. If the Company is unable to find such a strategic partner, or to negotiate an acceptable partnering arrangement, the Company will not have sufficient funds to complete and start-up the Bay City CEP Facility by the end of 1997, if at all. There can be no assurances that the Company will be successful in finding such a strategic partner or, if it does so, that the Company will be able to negotiate a satisfactory partnering arrangement. The Company also is negotiating with Nichimen Corporation and NKK Plant Engineering Corporation ("NKP") to restructure the Japanese joint venture which the Company formed with these two companies in September 1996. The Company anticipates that, as part of the proposed restructuring, its ownership interest in the joint venture will be reduced substantially from the current 49% in return for funding commitments from Nichimen and NKP necessary to complete testing on the Company's demonstration ash processing facility in Fall River, MA and the construction of a second demonstration ash processing facility for shipment to Japan. If the Company is unable to successfully complete this contemplated restructuring, or otherwise obtain substantial alternative financing, the Company will not have sufficient funds to complete the testing of the Fall River demonstration plant or to complete construction of the second demonstration plant. There can be no assurances that the Company will be successful in restructuring this joint venture. The Company also is negotiating to defer payment of approximately $13 million owed by the Company to the prime contractor of the Bay City CEP Facility. The Company expects that it will be able to negotiate such deferral on satisfactory terms, however there can be no assurances that such negotiations will be successful. If the Company is unable to negotiate satisfactory terms for the deferral of such payment, the prime contractor could have a mechanics lien placed on the Bay City CEP Facility. The Company expects that such a mechanics lien would materially adversely affect the Company's ability to locate a strategic partner of the Bay City CEP Facility and could materially adversely affect the Company's ability to obtain financing for the Company as a whole.

The Company's common stock is listed on the Nasdaq National Market. Currently, the Company is not in compliance with one or more of the criteria required for continued listing on such market. If the Company is unable to meet such criteria, it could be delisted from trading on the Nasdaq National Market, however the Company expects it would have a period of several months within which to meet such criteria if the Company had a plan for doing so. If the Company were to be delisted, the Company could apply for listing on a national stock exchange or another established automated over-the-counter trading market, Although there can be no assurance that the Company would meet the listing criteria for such exchange or market. If the Company were to be delisted from the Nasdaq National Market and were not to be accepted for listing on a national stock exchange or another established over-the-counter trading market, holders of the Company's 5 1/2% Convertible Subordinated Notes Due 2006 could require the Company to redeem their notes at the face amount thereof plus interest accrued to the date of redemption. $143,750,000 principal amount of such notes are outstanding, and, in the event of a mandatory redemption, the Company would not have sufficient funds to redeem such notes. If after January 8, 1998 the Company were to be delisted from the Nasdaq National Market and were not to be accepted for listing on another market or an exchange, holders of the Company's Series A Preferred Stock also could require the Company to redeem their shares of preferred stock in accordance with the redemption formula described below. $20 million face amount of such preferred stock is outstanding and the Company does not expect that it would have sufficient funds to redeem such preferred stock. In addition, if the Company were to change its listing from the Nasdaq National Market to the Nasdaq Small Cap Market, holders of the Company's Series A Preferred Stock would have the right to convert their shares of such preferred stock into common stock at a 20% discount, rather than a 15% discount.

In addition, the Company has retained an investment banking firm to assist the Company in obtaining necessary financing, and also to review alternatives for a sale of some or all of the Company's assets.

Net loss per share is determined by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss available to common shareholders is derived after giving effect to preferred stock dividends and imputed preferences (see Note 2). Preferred stock preferences are imputed based on (i) the fair market value of the warrants issued in connection with the preferred stock recognized on issuance and (ii) the differences between the conversion price to the preferred shareholders and the value of the related common stock as measured in the public market, recognized over the one year period beginning with the date of issuance, the period over which the preferred shareholders can realize their return. Common share equivalents, which consist of common stock that may be issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants, have been excluded from the weighted average number of common shares since their effect is anti-dilutive. The effect of the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes Due 2006 was anti-dilutive for the periods presented.

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic loss per share and diluted loss per share for the periods ended September 30, 1997 and 1996 would not have been materially different from the net loss per share reported by the Company.

Certain reclassifications have been made for consistent presentation. The reclassifications have no effect on the net loss for the periods ended September 30, 1996.

The information furnished is unaudited and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 1996 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY TRANSACTIONS

On September 8, 1997, the Company completed a private placement with a group of institutional investors (the "Private Placement") whereby the Company sold 800 shares of Series A Preferred Stock for an aggregate purchase price of $20.4 million. The Series A Preferred Stock is convertible into shares of the Company's common stock on the basis described below.

The Series A Preferred Stock has a stated value of $25,000 per share and has an annual premium accruing at five percent. Upon any bankruptcy or liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to receive the stated value of the Series A Preferred Stock ($25,000) plus a five percent premium per annum to the date of such bankruptcy or liquidation. The Series A Preferred Stock is non-voting, is subject to voluntary conversion at the option of the holders at any time commencing 120 days after September 8, 1997, and will automatically convert into common stock on September 8, 2000. The conversion price per share will be the lower of (i) a fixed price (the "Fixed Price") of $5.83 (110% of the average closing bid prices of the Company's common stock over the five trading days ending September 5, 1997), or (ii) a variable price (the "Variable Price") equal to 85% of the average of the closing bid prices of the common stock for the five trading days immediately preceding a notice of conversion. However, during the first year after closing, any holder of Series A Preferred Stock who converts any Series A Preferred Stock based on the Variable Price and requests removal of the legend on the underlying shares of common stock will pay a legend removal fee to the Company, initially in the amount of 8% and decreasing over time to 0% by September 1998. In addition, until approved by the Company's stockholders in accordance with the rules of The Nasdaq Stock Market, the Company may not issue shares of common stock upon conversion of the Series A Preferred Stock equal to or in excess of 20% of the Company's outstanding common stock at a price less than the market value of the common stock.

The conversion price of the Series A Preferred Stock is subject to possible upward performance adjustments. If, at the time of conversion, the closing bid price of the common stock has increased by more than 40% over the original Fixed Price, the Fixed Price will be automatically increased to equal:

                                       C
                                -----------------
                                [(C/F) + (1.4)]/2
Where:
C = the average of the closing bid prices of the common stock for the five trading days immediately preceding a notice of conversion; and F = the original Fixed Price ($5.83 per share).

The Series A Preferred Stock is subject to optional redemption by the Company for cash at any time at an amount equal to 140% of the stated value of the Series A Preferred Stock and for common stock provided that the closing bid price of the common stock for the twenty trading days preceding such redemption has exceeded 140% of the original Fixed Price. Upon the occurrence of certain events specified in the

Certificate of Designations, Preferences and Rights for the Series A Preferred Stock (the "Certificate of Designations") (including, among other things, suspension of trading or delisting of the common stock and failure by the Company's stockholders to approve the issuance of shares of common stock upon conversion of the Series A Preferred Stock in excess of twenty percent of the common stock outstanding within 120 days after September 8, 1997), the Series A Preferred Stock may be required to be redeemed by the Company at a redemption price equal to the greater of (i) 140% of the stated value of the Series A Preferred Stock ($25,000) and (ii) the amount determined as follows:

                                  (SV + PR) X M
                                  -------------
                                       CP
Where:
SV = the stated value of the Series A Preferred Stock;
Pr = the accrued premium on the Series A Preferred Stock;
M = the highest closing bid price of the common stock from the date of the redemption notice delivered by the holder of the Series A Preferred Stock requesting redemption through the date of redemption; and
CP = the conversion price of the Series A Preferred Stock at such time.

In lieu of redemption, the Company may elect to pay to each holder of the Series A Preferred Stock cash in the amount of 5% per week of the sum of the aggregate stated value of the then outstanding Series A Preferred Stock held by such holder plus any accrued premium, until such event no longer exists. The Company shall not be required to pay more than 25% of such amount in the aggregate to such holder with respect to any such event.

Upon the occurrence of certain other events specified in the Certificate of Designations (including, among other things, failure of the Company to remove any restrictive legend on any certificate or any shares issued to the holders of the Series A Preferred Stock upon conversion of the Series A Preferred Stock, notice by the Company to any holder of the Series A Preferred Stock of its intention not to issue shares of common stock to any holder upon conversion of the Series A Preferred Stock, determination that any representation or warranty of the Company was false or misleading in any material respect and the Company knew that the representation or warranty was false or misleading, and failure of the Company to issue shares of common stock within ten days after the conversion of Series A Preferred Stock), the Series A Preferred Stock must be redeemed by the Company at the amounts set forth above.

In connection with the Private Placement the Company issued a warrant (the "GEM Warrant") to GEM Ventures Ltd. exercisable at any time over a three year period for 566,000 shares of common stock at an exercise price of $6.625 per share. The GEM Warrant expires on September 8, 2000.

During the quarter ended September 30, 1997, 62,463 shares of common stock were issued upon the exercise of options.

NOTE 3. RESTRUCTURING OF M4

On June 16, 1997, the Company and Lockheed Martin Corporation ("LMC") executed agreements to restructure their relationship embodied in M4 Environmental L.P. ("M4"). The agreements stipulate the following: (1) LMC has the exclusive right to lead and pursue contracts for the clean up of the US Department of Energy's ("DOE") tanked waste site in Hanford, Washington, and the Company will provide directly to LMC certain construction and development services with respect to Q-CEP(R). (2) The Company has the exclusive right to lead and pursue the worldwide opportunities for processing UF6 and LMC has the right to participate in this market on a case-by-case basis, subject to mutual agreement of the parties. (3) The Company and LMC formed a new limited liability company to be their exclusive vehicle to pursue the processing of chemical weapons worldwide.
(4) Retech was transferred to LMC. (5) The Company became the sole owner of M4 of which the principal asset is the Technology Center in Oak Ridge, Tennessee (the "M4 Technology Center"). The Company is responsible for the operation of the M4 Technology Center and is entitled to all future revenue from such operations. The Company and LMC have agreed to share equally the debt service of the $38 million of bonds issued by the Industrial Development Board of Oak Ridge relating to the M4 Technology Center. (6) LMC terminated its line of credit with M4 and deemed the approximately $15.8 million aggregate principal and accrued interest outstanding thereunder to have been paid in full and the Company contributed $14.6 million in outstanding accounts receivable to the capital of M4. (7) LMC and the Company generally share equally in substantially all of the costs of the restructuring.
(8) All existing agreements between the Company, LMC and M4 are terminated, including the CEP license to M4. (9) LMC and the Company established a first offer process pursuant to which they will jointly discuss new market opportunities within the DOE and US Department of Defense ("DoD") markets prior to pursuing them individually.

In connection with the M4 restructuring, the Company entered into an agreement to deliver a pilot-scale, demonstration CEP plant to the LMC Hanford team in 1997 for a fixed price of $5 million. If the Company is unable to obtain substantial financing to address its short-term and long-term liquidity needs, the Company will not have sufficient funds to complete the construction and delivery of this demonstration plant.

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

Effective on June 16, 1997, M4 became a wholly owned subsidiary of the Company. Accordingly, use of the equity method of accounting for the Company's investment in M4 ceased as of that date and M4 was consolidated with the Company for financial reporting purposes from that date forward. As a result of the restructuring, the Company assumed liabilities of $51,147,612 that included $38 million of long-term debt and obtained assets of $46,713,305 which consisted primarily of receivables from LMC and fixed and intangible assets.

In periods prior to the restructuring, the Company billed M4 for construction services. For billings that were capitalized by M4, the Company deferred the portion of the gross profit representing the Company's designated ownership interest related to such sales. The deferred income was being recognized by the Company as the related assets were depreciated by M4. The deferred income balance at June 16, 1997 related to assets that, as a result of the restructuring, are now owned by the Company, and such balance has been offset against the carrying value of such assets.

In 1996, the Company sold the rights to the Japanese chemical weapons market to M4 and deferred the portion of the gross profit representing the Company's designated ownership interest. As a result of the restructuring, these rights are now held by the new limited liability company formed by the Company and LMC (the "LLC") to pursue the worldwide chemical weapons market. Accordingly, the deferred income related to the sale of the rights to the Japanese chemical weapons market will be recognized as a reduction of cost of revenue as the rights are amortized by the LLC.

The net amount of funding due from LMC under the restructuring agreements was recorded as short-term and long-term receivables of $6,292,000 ($5,544,000 at September 30, 1997) and $19,000,000, respectively.

NOTE 4. JAPANESE JOINT VENTURE

In February 1996, MMT, Nichimen Corporation, one of Japan's major trading companies, and NKK Plant Engineering Corporation, one of Japan's largest engineering providers of municipal waste systems ("NKP"), signed a letter of intent to form a joint venture to process fly ash produced by Japanese municipal solid waste incinerators. A definitive agreement to form this joint venture was executed in October 1996 by the Company, Nichimen and NKP. The agreement grants the joint venture the exclusive right to introduce CEP to the Japanese municipal incinerator ash market. The joint venture will employ MMT's proprietary Cerex-CEP technology to process and recycle incinerator ash to recover ceramic and metal products. Under the agreement, the Company owns 49% of the joint venture, will receive a two percent royalty on all revenues of the joint venture, and will receive a $12.5 million licensing fee, to be paid from the joint venture's profits. The Company and the joint venture have entered into an agreement pursuant to which the joint venture will purchase an initial demonstration CEP system from MMT for a fixed price of $7.9 million. The agreement contemplates that this system will be shipped to Japan in the first quarter of 1998, but the Company expects that it will not be able to meet this timing unless it is able to restructure the joint venture as described below or otherwise obtain substantial additional financing. Prior to the quarter ended September 30, 1997, revenue under this agreement was being recognized using the percentage of completion method based on the ratio that costs incurred to date bear to estimated total costs at completion. During the quarter ended September 30, 1997, the Company did not recognize any revenue under this agreement due to the potential risk of the Company being unable to fulfill its obligations under this agreement.

The Company is currently negotiating with Nichimen and NKP to restructure this joint venture. The Company anticipates that, as part of the proposed restructuring, its ownership interest in the joint venture will be reduced substantially from the current 49% in return for funding commitments from Nichimen and NKP necessary to complete testing on the Company's demonstration ash processing facility in Fall River, MA and the construction of the initial CEP system described above. If the Company is unable to successfully complete this contemplated restructuring, or otherwise obtain substantial alternative financing, the Company will not have sufficient funds to complete the testing of the Fall River demonstration plant or to complete construction of the initial CEP system intended for shipment to Japan. There can be no assurances that the Company will be successful in restructuring this joint venture.

NOTE 5. LITIGATION

In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. These cases have been consolidated and on October 30, 1997, the plaintiffs filed a consolidated complaint. The consolidated complaint variously alleges that defendants made false and misleading statements and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of federal securities laws and state law, in order to enhance the value of the Company's common stock and to enable the Company to issue securities and the individual defendants to sell shares of the Company's common stock at inflated prices. The suit seeks compensatory damages for unspecified alleged losses during the alleged class period, which extends from March 28, 1995 through October 18, 1996. This action is at an early procedural stage. While the Company has not yet filed a response to the consolidated complaint, the Company intends to deny liability and/or move to dismiss the action. However, the ultimate outcome cannot be determined at present. As such, no provision for liability from these suits has been made in the financial statements as of September 30, 1997.

The Company has certain contingent liabilities resulting from other litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial condition or results of operations of the Company.

NOTE 6. IMPAIRMENT OF LONG-LIVED ASSETS

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

Due to losses in excess of expectations for the quarter ended September 30, 1997, management performed an assessment of the recoverability of all of the Company's long-lived assets (including fixed assets and intangible assets) as of September 30, 1997.

In connection with the assessment, management prepared forecasts of the expected future cash flows related to these assets on an undiscounted basis and without interest charges. For purposes of these forecasts, assets were grouped at the lowest level for which there are expected to be identifiable cash flows that are largely independent of expected cash flows related to other groups of assets. These forecasts were developed based on assumptions developed by management using management's best estimates of future trends and events. The Company first generated revenues from its waste services operations in January 1997 and has not yet demonstrated sustained revenues from waste services operations. Accordingly, management's estimates of future cash flows are based largely on expected future trends and events, rather than historical experience. In estimating future cash flows, management considered a range of the amount and timing of future cash flows and the likelihood of possible outcomes. The range and likelihood of possible outcomes considered by management were based on assumptions regarding various factors, including the likelihood of the CEP plants operating at the levels required to produce such cash flows, the ranges of prices the Company is likely to be able to charge for its services, the percentage of the market that the Company is likely to capture, the likelihood of an emergence of a competing technology, anticipated capital improvements, and the regulatory environment. Considering the above assumptions, management assigned a probability percentage to each of the estimated cash flow scenarios within the range of estimates and computed a weighted average estimated cash flow for each grouping of assets.

For each grouping of long-lived assets, the sum of the weighted average forecasted cash flows from management's models exceeded the carrying amount of the Company's long-lived assets, except for the Company's CEP facility located in Bay City, Texas (the "Bay City CEP Facility"). The sum of the future estimated cash flows related to the Bay City CEP Facility was less than the carrying value of the related asset as of September 30, 1997, the Company currently does not have sufficient funds to start-up and initially operate this facility and will seek a strategic partner for its chemicals business, including the Bay City CEP Facility. Accordingly, the Bay City CEP Facility was written down to its estimated fair value using a discounted cash flow model and an impairment charge of $38,427,184 was recognized in the statement of operations for the quarter ended September 30, 1997. The Company's intent is to find a strategic partner that would provide the funding necessary to start-up and initially operate this plant. If the Company is unable to find such a strategic partner, or to negotiate an acceptable partnering arrangement, the Company will not have sufficient funds to start-up the Bay City CEP Facility by the end of 1997, if at all, and would be required to recognize an additional impairment charge of approximately $25,000,000. There can be no assurances that the Company will be successful in finding such a strategic partner or, if it does so, that the Company will be able to negotiate a satisfactory partnering arrangement.

Management's estimates of forecasted cash flows required an evaluation of various risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates of forecasted cash flows. If such changes occur, asset impairment write-downs could be required in the future and such write-downs would be material to the Company's financial statements. In particular, if the Company is unable to satisfy its short-term and long-term liquidity needs, the Company would be required to write down certain other of its long-lived assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $21.3 million compared to $129.1 million at December 31, 1996. The decrease was primarily a result of cash used in operations and for the acquisition of fixed assets.

The Company incurred a net loss of $112.5 million for the nine months ended September 30, 1997. As described below, the Company raised $20 million in a private placement of preferred stock in September 1997. However, the Company will require immediate and substantial additional financing in order to continue normal operations beyond November 1997. The Company is currently pursuing various financing opportunities, including equity and/or debt financing from private investors and a tax-exempt bond financing for MMT of Tennessee Inc., a wholly-owned subsidiary of the Company ("MMT Tennessee"). In connection with this proposed bond financing, the Company has received from the State of Tennessee, where the Q-CEP Facility is located, a reservation in the amount of $20 million of the total amount of tax-exempt private-activity bonds permitted under federal tax rules to be issued by the State of Tennessee in 1997. Although the Company expected that the completion of the preferred stock financing would facilitate completion of the proposed bond financing, to date the Company has been unable to close this financing. The Company is currently in discussions with several different financing sources, although there can be no assurances as to the timing or completion of any financing. Without the completion of the bond financing and/or substantial additional financing, the Company will not have sufficient funds to continue normal operations after November 1997 and may be required to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the event of a bankruptcy filing, the following indebtedness of the Company could become immediately due and payable at the option of the holders of such debt: $143,750,000 principal amount of the Company's 5 1/2% Convertible Subordinated Notes Due 2006; $21,000,000 principal amount of industrial revenue bonds issued by the Massachusetts Industrial Finance Agency; a $2,000,000 loan from Jobs for Fall River, Inc.; and $38,000,000 principal amount of industrial revenue bonds issued by the Industrial Development Board of the City of Oak Ridge.

To address both its near-term and long-term liquidity needs, the Company, in addition to seeking financing, is seeking to decrease future planned capital expenditures by obtaining third party funding for such expenditures, and also is seeking to defer certain payments owed to the prime contractor of the Bay City CEP Facility. Specifically, the Company is seeking a strategic partner for its chemicals business, including the Bay City CEP Facility. The Company's intent is to find a strategic partner that would provide the Company with the funding necessary to start-up and initially operate this plant. If the Company is unable to find such a strategic partner, or to negotiate an acceptable partnering arrangement, the Company will not have sufficient funds to start-up the Bay City CEP Facility by the end of 1997, if at all. There can be no assurances that the Company will be successful in finding such a strategic partner or, if it does so, that the Company will be able to negotiate a satisfactory partnering arrangement. The Company also is negotiating with Nichimen and NKP to restructure the Japanese joint venture which the Company formed with these two companies in September 1996. The Company anticipates that, as part of the proposed restructuring, its ownership interest in the joint venture will be reduced substantially from the current 49% in return for funding commitments from Nichimen and NKP necessary to complete testing on the Company's demonstration ash processing facility in Fall River, MA and the construction of a second demonstration ash processing facility for shipment to Japan. If the Company is unable to successfully complete this contemplated restructuring, or otherwise obtain substantial alternative financing, the Company will not have sufficient funds to complete the testing of the Fall River demonstration plant or to complete construction of the second demonstration plant. There can be no assurances that the Company will be successful in restructuring this joint venture. The Company also is negotiating to defer payment of approximately $13 million owed by the Company to the prime contractor of the Bay City CEP Facility. The Company expects that it will be able to negotiate such deferral on satisfactory terms, however there can be no assurances that such negotiations will be successful. If the Company is unable to negotiate satisfactory terms for the deferral of such payment, the prime contractor could have a mechanics lien placed on the Bay City CEP Facility. The Company expects that such a mechanics lien would materially adversely affect the Company's ability to locate a strategic partner for the Bay City CEP Facility and could materially adversely affect the Company's ability to obtain financing for the Company as a whole.

In addition, the Company has retained an investment banking firm to assist the Company in obtaining necessary financing, and also to review alternatives for a sale of some or all of the Company's assets.

On November 17, 1997, the Company announced that it had made certain changes in its senior management and in its Board of Directors. John Preston, one of the Company's non-employee directors, was made Chairman of the Board of Directors, Gordon Bitter, the Company's Chief Financial Officer, was promoted to Chief Executive Officer and Chief Financial Officer, and Charlie Shaver, the Company's Chief Operating Officer, was promoted to President and Chief Operating Officer. William M. Haney, III, the Company's former Chairman, Chief Executive Officer and President, resigned from these positions and was replaced by Messrs. Preston, Bitter and Shear. Mr. Haney will continue to serve as a member of the Company's Board of Directors. Messrs. Bitter and Shaver also replaced Maurice Strong and Robert Swanson as directors after Messrs. Strong and Swanson notified the Company that they would be stepping down as directors.

The Company's common stock is listed on the Nasdaq National Market. Currently, the Company is not in compliance with one or more of the criteria required for continued listing on such market. If the Company is unable to meet such criteria, it could be delisted from trading on the Nasdaq National Market, however the Company expects it would have a period of several months within which to meet such criteria if the Company had a plan for doing so. If the Company were to be delisted, the Company could apply for listing on a national stock exchange or another established automated over-the-counter trading market, although there can be no assurance that the Company would meet the listing criteria for such exchange or market. If the Company were to be delisted from the Nasdaq National Market and were not to be accepted for listing on a national stock exchange or another established over-the-counter trading market, holders of the Company's 5 1/2% Convertible Subordinated Notes Due 2006 could require the Company to redeem their notes at the face amount thereof plus interest accrued to the date of redemption. $143,750,000 principal amount of such notes are outstanding, and, in the event of a mandatory redemption, the Company would not have sufficient funds to redeem such notes. If after January 8, 1998 the Company were to be delisted from the Nasdaq National Market and were not to be accepted for listing on another market or an exchange, holders of the Company's Series A Preferred Stock also could require the Company to redeem their shares of preferred stock in accordance with the redemption formula described below. $20 million face amount of such preferred stock is outstanding and the Company does not expect that it would have sufficient funds to redeem such preferred stock. In addition, if the Company were to change its listing from the Nasdaq National Market to the Nasdaq Small Cap Market, holders of the Company's Series A Preferred Stock would have the right to convert their shares of such preferred stock into common stock at a 20% discount, rather than a 15% discount.


On September 8, 1997, the Company completed a private placement with a group of institutional investors (the "Private Placement") whereby the Company sold 800 shares of Series A Preferred Stock for an aggregate purchase price of $20.4 million. The Series A Preferred Stock is convertible into shares of common stock on the basis described below.

The Series A Preferred Stock has a stated value of $25,000 per share and has an annual premium accruing at five percent. Upon any bankruptcy or liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to receive the stated value of the Series A Preferred Stock ($25,000) plus a five percent premium per annum to the date of such bankruptcy or liquidation. The Series A Preferred Stock is non-voting, is subject to voluntary conversion at the option of the holders at any time commencing 120 days after September 8, 1997, and will automatically convert into common stock on September 8, 2000. The conversion price per share will be the lower of (i) a fixed price (the "Fixed Price") of $5.83 (110% of the average closing bid prices of the Company's common stock over the five trading days ending September 5, 1997), or (ii) a variable price (the "Variable Price") equal to 85% of the average of the closing bid prices of the common stock for the five trading days immediately preceding a notice of conversion. However, during the first year after closing, any holder of Series A Preferred Stock who converts any Series A Preferred Stock based on the Variable Price and requests removal of the legend on the underlying shares of common stock will pay a legend removal fee to the Company, initially in the amount of 8% and decreasing over time to 0% by September 1998. In addition, until approved by the Company's stockholders in accordance with the rules of The Nasdaq Stock Market, the Company may not issue shares of common stock upon conversion of the Series A Preferred Stock equal to or in excess of 20% of the Company's outstanding common stock at a price less than the market value of the common stock.

The conversion price of the Series A Preferred Stock is subject to possible upward performance adjustments. If, at the time of conversion, the closing bid price of the common stock has increased by more than 40% over the original Fixed Price, the Fixed Price will be automatically increased to equal:

                                       C
                                -----------------
                                [(C/F) + (1.4)]/2
Where:
C = the average of the closing bid prices of the common stock for the five trading days immediately preceding a notice of conversion; and F = the original Fixed Price ($5.83 per share).

The Series A Preferred Stock is subject to optional redemption by the Company for cash at any time at an amount equal to 140% of the stated value of the Series A Preferred Stock and for common stock provided that the closing bid price of the common stock for the twenty trading days preceding such redemption has exceeded 140% of the original Fixed Price. Upon the occurrence of certain events specified in the Certificate of Designations, Preferences and Rights for the Series A Preferred Stock (the "Certificate of Designations") (including, among other things, suspension of trading or delisting of the common stock and failure by the Company's stockholders to approve the issuance of shares of common stock upon conversion of the Series A Preferred Stock in excess of twenty percent of the common stock outstanding within 120 days after September 8,
1997), the Series A Preferred Stock may be required to be redeemed by the Company at a redemption price equal to the greater of (i) 140% of the stated value of the Series A Preferred Stock ($25,000) and (ii) the amount determined as follows:

                                  (SV + PR) X M
                                  -------------
                                       CP
Where:
SV = the stated value of the Series A Preferred Stock; Pr = the accrued premium on the Series A Preferred Stock;
M = the highest closing bid price of the common stock from the date of the redemption notice delivered by the holder of the Series A Preferred Stock requesting redemption through the date of redemption; and
CP = the conversion price of the Series A Preferred Stock at such time.

In lieu of redemption, the Company may elect to pay to each holder of the Series A Preferred Stock cash in the amount of 5% per week of the sum of the aggregate stated value of the then outstanding Series A Preferred Stock held by such holder plus any accrued premium, until such event no longer exists. The Company shall not be required to pay more than 25% of such amount in the aggregate to such holder with respect to any such event.

Upon the occurrence of certain other events specified in the Certificate of Designations (including, among other things, failure of the Company to remove any restrictive legend on any certificate or any shares issued to the holders of the Series A Preferred Stock upon conversion of the Series A Preferred Stock, notice by the Company to any holder of the Series A Preferred Stock of its intention not to issue shares of common stock to any holder upon conversion of the Series A Preferred Stock, determination that any representation or warranty of the Company was false or misleading in any material respect and the Company knew that the representation or warranty was false or misleading, and failure of the Company to issue shares of common stock within ten days after the conversion of Series A Preferred Stock), the Series A Preferred Stock must be redeemed by the Company at the amounts set forth above.

In connection with the Private Placement the Company issued a warrant (the "GEM Warrant") to GEM Ventures Ltd. exercisable at any time over a three year period for 566,000 shares of common stock at an exercise price of $6.625 per share. The GEM Warrant expires on September 8, 2000.


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

As part of the LMC team for the Hanford project, LMC agreed to purchase and MMT has agreed to deliver a pilot-scale, demonstration CEP plant in 1997 for a fixed price of $5 million. This plant will be used to process surrogate Hanford tank waste. If the Company is unable to obtain substantial financing to address its short-term and long-term liquidity needs, the Company will not have sufficient funds to complete the construction and delivery of this demonstration plant. Additionally, LMC has agreed to fund certain development work with respect to Q-CEP for possible application to the Hanford project. LMC has informed the DOE that LMC currently intends to propose an alternative technology, vitrification, as its baseline processing technology for Phase 1B of the Hanford contract. However, in connection with the development work to be performed by MMT, LMC and MMT have agreed to develop a technology insertion plan for the possible inclusion of Q-CEP in the Hanford project if such development work is successful. LMC has informed the DOE of the development of this technology insertion plan and LMC's intent to use such plan to include Q-CEP in the Hanford project if MMT's development work is successful. If the LMC team is awarded a contract under Phase 1B of the Hanford cleanup program and Q-CEP is used in the Phase 1B performance, LMC has agreed to pay MMT a fee of $15 million. $5 million of this fee will be payable on award of the contract and the remaining $10 million will be payable upon timely delivery and acceptance of a CEP production plant pursuant to terms to be agreed upon by LMC and MMT. MMT also is entitled to an on-going royalty of 3.5% of all revenues generated from the processing of waste in equipment supplied by MMT under the Hanford contract. There can be no assurances that LMC will include Q-CEP in any proposal for any Phase 1B contract or that LMC will submit a bid for Phase 1B. There also can be no assurances that DOE will award a Phase 1B contract to the LMC team or that, even if it does so, Q-CEP will prove to be satisfactory to the DOE for processing the Hanford waste.

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

As sole owner of M4, the Company is responsible for the operations of the M4 Technology Center, and is entitled to all future revenues from such operations. Under the terms of the agreements with LMC, the $38 million aggregate principal amount of bonds issued by the Industrial Development Board of Oak

Ridge relating to the M4 Technology Center remain outstanding, LMC's guarantee of these bonds remains in place, and each of LMC and the Company are jointly responsible for the principal, interest and other costs relating to these bonds.

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

In periods prior to the restructuring, the Company provided M4 with construction services. For items that were capitalized by M4, the Company deferred the portion of the gross profit representing the Company's designated ownership interest related to such sales. The deferred income was being recognized by the Company as the related assets were depreciated by M4. The deferred income balance at June 16, 1997 related to assets that, as a result of the restructuring, are now indirectly owned by the Company (through its 100% ownership of M4), and such balance has been offset against the carrying value of such assets.

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

The net amount of funding due from LMC under the restructuring agreements is recorded as short-term and long-term receivables and as of September 30, 1997, the related balances are $5,544,000 and $19,000,000, respectively. Subsequent to September 30, 1997, $3,681,000 of the short-term receivable was collected.


On January 29, 1997, MMT Tennessee acquired certain low-level radioactive waste processing assets of VECTRA, a spent nuclear fuel and radioactive waste services company located in San Ramon, California. MMT Tennessee paid $3.9 million in cash for the VECTRA waste-handling assets, which include machinery, equipment, spare parts, intellectual property and customer contracts.

The Company has constructed a CEP facility in Bay City, Texas that is designed to service the industrial hazardous waste market. During the nine months ended September 30, 1997, the Company spent approximately $54 million for the engineering, construction and permitting of this facility. During the quarter ended September 30, 1997, the Company recorded an impairment charge of $38.4 million for this facility. See Note 6 to Financial Statements.

In March 1996, the Company entered into a new lease for the Company's corporate headquarters. In September 1996, the Company entered into a new lease for additional space in the same office park as the Company's corporate headquarters. Each of these leases is for seven years, and lease payments are due on a monthly basis throughout the seven-year term. The Company does not intend to occupy the second building and has negotiated subleases for virtually all of such space at rents in excess of the rent which the Company is required to pay. The building's landlord has exercised its right to enter into direct leases with subtenants occupying more than 75% of such building and has terminated the Company's obligations under the lease with respect to such subtenants. The Company expects the landlord to exercise such rights with respect to the remaining space in the building by the end of 1997. As a result of the job eliminations described above and the relocation of certain personnel to other Company offices, the Company vacated two of the four floors in its corporate headquarters in September 1997. The Company intends to sublease such space for the remaining five years of the lease. In connection with the restructuring of M4, the Company assumed a lease for approximately 42,000 square feet of office space that it does not intend to occupy. The lease requires payments on a monthly basis throughout the term of the lease which expires in 2002. The Company has subleased approximately 15,000 square feet of this space and intends to sublease the remainder of such space. The Company has accrued $2.7 million for anticipated losses relating to these leases, net of expected sublease income, at September 30, 1997

RESULTS OF OPERATIONS

Revenues for the third quarter of 1997 decreased to $5,358,000 from $15,076,000 in the third quarter of 1996 and decreased to $16,892,000 for the nine months ended September 30, 1997 from $55,303,000 for the nine months ended September 30, 1996. The following table compares sources of revenue for the periods ended September 30, 1997 and 1996:

                                         QUARTER ENDED SEPTEMBER 30,
                                         ---------------------------
                                             1997            1996
                                         -----------     -----------
Waste services                           $ 4,767,000     $        --
Equipment sales                              453,000              --
Engineering and construction                      --       5,667,000
R&D and consulting                           138,000       3,826,000
Technology transfer and success fees              --       5,583,000
                                         -----------     -----------
                                         $ 5,358,000     $15,076,000
                                         ===========     ===========

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------
                                             1997            1996
                                         -----------     -----------
Waste services                           $13,806,000     $        --
Equipment sales                            1,646,000              --
Engineering and construction                 784,000      31,392,000
R&D and consulting                           656,000      10,828,000
Technology transfer and success fees              --      13,083,000
                                         -----------     -----------
                                         $16,892,000     $55,303,000
                                         ===========     ===========

Waste services revenue is derived from processing, managing and handling radioactive wastes through the Company's nuclear waste services division based in Oak Ridge, Tennessee. In the first quarter of 1997, the Company began generating revenues from processing operations at its Quantum-CEP(R) Facility in Oak Ridge, Tennessee ("Q-CEP(R) Facility") and from the waste services business it acquired from The Scientific Ecology Group, Inc. ("SEG") and VECTRA Technologies, Inc. ("VECTRA"). Subject to the Company obtaining financing to address its short-term and long-term liquidity needs, the Company expects that revenue from plant operations will increase in future periods as operations at the Q-CEP Facility and M4 Technology Center continue to ramp up. See "Liquidity and Capital Resources."

Equipment sales are recognized from the sale of waste storage and processing equipment for commercial low-level radioactive waste. The sales are a result of operations related to the acquisitions from SEG and VECTRA which occurred in December 1996 and January 1997, respectively.

During the nine months ended September 30, 1996, the Company recognized $31.4 million in revenue related to the engineering, design and construction of M4's Technology Center. For the nine months ended September 30, 1997, engineering and construction revenue related solely to the engineering, design and construction of an initial CEP system for the joint venture with Nichimen and NKP for the processing of fly ash in Japan. During the quarter ended September 30, 1997, the Company performed construction activities related to fixed price contracts for the delivery of this CEP system, as well as for the delivery of a pilot-scale, demonstration CEP plant to the LMC Hanford team. However, the Company did not recognize any revenue using the percentage of completion method under these contracts due to the potential risk of the Company being unable to fulfill its obligations under each of these contracts. Subject to the Company obtaining financing to address its short-term and long-term liquidity needs, the Company expects engineering and construction revenue to increase in the next few quarters due to the ability of the Company to recognize revenue related to engineering, design and construction of the initial CEP system for the joint venture with Nichimen and NKP and for the demonstration CEP unit for the DOE's tanked waste site in Hanford, Washington. See "Liquidity and Capital Resources." As described below, the Company is negotiating with Nichimen and NKP to restructure the Japanese joint venture.

During the nine months ended September 30, 1996, the Company recognized revenue related to research and development and consulting contracts with M4 and the US government. During the nine months ended September 30, 1997, the Company recorded no such revenue from M4 or the US government. The Company anticipates that the amount of both internally and externally funded research and development will decrease over the next year.

There were no technology transfer and success fees for the nine months ended September 30, 1997. Technology transfer and success fees for nine months ended September 30, 1996 resulted from the recognition of a portion of the original $14 million license fee from M4 and from plant start-up fees from M4. Part of the Company's strategy is to license its technology under arrangements which provide for up-front technology transfer fees, ongoing tolling fees, license fees or royalties, but unless the Company obtains financing to address its short-term and long-term liquidity needs, the Company does not expect that it will be successful in licensing its technology under such arrangements or any other arrangements.

The existence and timing of revenues related to the Company's commercial operations will depend on a number of factors, including (i) the ability of the Company and its affiliates to obtain substantial additional financing, (ii) their ability to successfully market, permit and build CEP systems on a timely and economic basis for their target markets, (iii) customer acceptance of the technology, and (iv) competition from other companies in the Company's target markets. As a result no assurances can be made in this regard.

Cost of revenue increased in the third quarter of 1997 to $14,263,000 from $11,343,000 in the third quarter of 1996 due to costs related to the start-up of a mixed waste CEP system at the M4 Technology Center and processing costs at the Q-CEP Facility. Cost of revenue decreased to $33,266,000 for the nine months ended September 30, 1997 from $42,062,000 for the nine months ended September 30, 1996 due primarily to a reduction in cost reimbursement contracts for R&D and engineering and construction activities.

R&D expenses decreased to $4,986,000 for the third quarter of 1997 from $5,189,000 in the third quarter of 1996 as the Company focused on commercial operations and eliminated non-critical, long-term R&D initiatives. R&D expenses increased to $20,534,000 for the nine months ended September 30, 1997 from $14,516,000 for the nine months ended September 30, 1996 due to a lower absorption of R&D expenses into cost of revenue as a result of a reduction in cost reimbursement contracts. The Company expects that R&D costs will decrease during the remainder of 1997 as R&D efforts continue to be scaled back. SG&A expenses for the third quarter of 1997 increased to $9,175,000 from $7,213,000 in the third quarter of 1996 and increased to $23,839,000 for the nine months ended September 30, 1997 from $11,842,000 for the nine months ended September 30, 1996. The increases reflect a lower absorption of SG&A expenses into cost of revenue due to a reduction in cost reimbursement contracts. The Company will continue to make efforts to decrease SG&A expenses in future periods. In August 1997, the Company announced that it would eliminate 57 positions, primarily at the Company's corporate headquarters in Waltham, Massachusetts, and at the Company's research and development facility in Fall River, Massachusetts. Thirty-two jobs were eliminated immediately and the remaining 25 will be phased out by the end of the year. Most of the eliminations were from MMT's research and development, engineering and administration areas. In November 1997, the Company eliminated an additional 14 positions, as well as terminating a number of relationships with independent contractors, at the Company's nuclear waste services division in Oak Ridge, Tennessee. The Company intends to eliminate additional positions before the end of the year at its headquarters, its Fall River facility and in Bay City. The classification of expenses between cost of revenue, R&D and SG&A will depend on the number and amount of future cost reimbursement contracts and the related absorption of R&D and SG&A expenses into cost of revenue.

The Company has constructed a CEP facility in Bay City, Texas that is designed to service the industrial hazardous waste market. During the nine months ended September 30, 1997, the Company spent approximately $54 million for the engineering, construction and permitting of this facility. During the quarter ended September 30, 1997, the Company recorded an impairment charge of $38.4 million for this facility. See Note 6 to Financial Statements.

Prior to the restructuring of M4 on June 16, 1997, the Company accounted for its investment in M4 using the equity method, and thereafter consolidated M4's results of operations. Consequently, the Company had no equity income or loss for the quarter ended September 30, 1997 and recorded equity income of $2,818,000 for the third quarter of 1996. For the nine months ended September 30, 1997, the Company recorded an equity loss of $9,741,000 compared to equity income of $5,494,000 for the nine months ended September 30, 1996. Under the M4 limited partnership agreement, the Company and LMC shared equally in M4's revenues and other income and all expenses were allocated to LMC until the capital accounts of the Company and LMC were equal. During the nine months ended September 30, 1996, the Company's and LMC's capital accounts were not equal and the Company recorded its share of revenues and other income from M4 without recognizing any expenses from M4. This resulted in the Company having equity income from M4 during the nine months ended September 30, 1996. In the fourth quarter of 1996, the Company's and LMC's capital accounts became equal and the Company began to share in the recognition of expenses from M4. On March 26, 1997, the Company and LMC agreed to fund the operations of M4 in a manner consistent with how the funding would occur after the proposed restructuring took place. The Company recognized revenue and expenses of M4 consistent with how the funding occurred and, as a result, recorded equity losses in the first two quarters of 1997.

Interest income for the third quarter of 1997 decreased to $437,000 from $2,846,000 in the third quarter of 1996 and decreased to $2,918,000 for the nine months ended September 30, 1997 from $6,432,000 for the nine months ended September 30, 1996. The decreases are due to the use of cash and short-term investments to fund operations and investment activities, including expenditures for fixed assets. Interest expense for the third quarter of 1997 decreased to $2,065,000 from $2,268,000 in the third quarter of 1996 due to an increase in interest capitalized for the construction of the Company's CEP facility in Bay City, Texas. Interest expense increased to $6,464,000 for the nine months ended September 30, 1997 from $4,376,000 for the nine months ended September 30, 1996. The increase is due to interest on the Company's 5 1/2% Convertible Subordinated Notes Due 2006 issued in May 1996.

Inflation is not expected to have a material effect on future results of operations.

The Company's results of operations have varied significantly in the past and are likely to continue to vary significantly in the future, particularly in the short-term. The Company's future profitability is dependent upon its ability to obtain substantial additional financing, to commercialize successfully its CEP technology and to find alternative sources of revenue. There can be no assurance that the Company will obtain any such financing or that the Company will generate sufficient revenue to achieve profitability. If the Company is not able to obtain substantial additional financing to address both its short-term and long-term liquidity needs, the Company will not have sufficient funds to continue normal operations after November 1997 and may be required to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See "Liquidity and Capital Resources."

In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under FAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares outstanding and other potential common shares (stock options, warrants and convertible debt) if they are dilutive. FAS 128 is effective for the Company's fourth quarter of 1997 and will be adopted at that time. Had the Company determined earnings per share in accordance with FAS 128, basic loss per share and diluted loss per share for the periods ended September 30, 1997 and 1996 would not have been materially different from the net loss per share reported by the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-Q regarding future events or the future financial performance of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning anticipated trends in the Company's revenue from plant operations, engineering and construction activities and technology transfer and success fees and research and development expenditures, anticipated capital expenditures, and the Company's plans to obtain additional financing, restructure its partnering arrangements, sell some or all of its assets, and otherwise address its short-term and long-term liquidity needs. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results could differ materially from those contemplated by these forward-looking statements. Among the risks and uncertainties which could affect actual results are that
(i) the Company will not be able to obtain required financing on satisfactory terms or at all which may require the Company to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code; (ii) the Company will be unable to restructure its operations so that costs are better matched to its revenue base; (iii) the Company will be unable to start-up the Bay City CEP Facility, or that such facility will not be able to be operated profitably;
(iv) the Company will be unable to continue its commitments to its joint venture partners, including Nichimen and NKP with respect to the Japanese joint venture and LMC with respect to the Hanford project; (v) the Company will be unable to renegotiate the payment terms of amounts owed to the prime contractor of the Bay City CEP Facility; (vi) potential customers will not accept the Company's CEP technology as an economically and environmentally acceptable means of disposing of wastes and by-products; (vii) the Company will be unable to build its CEP plants on time and under budget; and (viii) the Company will not be able to commercially operate CEP plants on a sustained and profitable basis.

Additional factors which may cause actual results to differ are described in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission and are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In October 1997, certain employees and former employees of the Company received subpoenas from the U.S. Department of Justice (the "DOJ") requesting the production of various personal information and records. The Company's employees, with the cooperation of the Company, are complying with these subpoenas. As described in the Company's Form 10-Q for the quarter ended June 30, 1997 (the "June 30 Form 10-Q"), in July 1997 the Company received a letter from the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Commerce (the "House Subcommittee") requesting that the Company provide various Company information and records to the House Subcommittee in connection with the House Subcommittee's investigation of the Office of Science and Technology of the DOE. The Company voluntarily complied with this request and has provided all documents covered by the House Subcommittee's request. In November 1997, the House Subcommittee held hearings at which the Company had been requested to testify, however the House Subcommittee elected not to call any representatives of the Company to testify at such hearings. Also as described in the June 30 Form 10-Q, in August 1997, the Company received a subpoena from the U.S. Senate Committee on Governmental Affairs (the "Senate Committee") requesting the production of various Company information and records and requesting that a representative of the Company testify at a hearing of the Senate Committee and give a deposition. William M. Haney, III, the former President and Chief Executive Officer of the Company, received a similar subpoena. In connection with these subpoenas, Mr. Haney and Victor E. Gatto, Jr., the Company's Vice President of Business Development-Nuclear Markets, were deposed by representatives of the Senate Committee in September 1997, however the Company was not called upon to testify at any Senate Committee hearings. The Company and Mr. Haney have provided all documents covered by these subpoenas, and the Company believes, based on public statements by the chairman of the Senate Committee, that the committee's investigation is closed. In connection with the foregoing requests for information and the DOJ and Senate Committee subpoenas, as well as the outstanding subpoenas received by the Company and M4 from the Office of the Inspector General (the "OIG") of the DOE which were described in the Company's Form 10-Q for the quarter ended March 31, 1997, employees and former employees of the Company have been interviewed by representatives of several government agencies. The Company expects to be providing information and records to the DOE, the DOJ and the OIG over an extended period of time. Any of these entities also may conduct additional interviews with employees and former employees of the Company. In addition, the House Subcommittee may hold additional hearings at which employees and former employees of the Company may be asked to testify.

In February and March 1997, purchasers of the Company's common stock filed five purported class action suits against the Company and certain of its present and former directors and executive officers in the United States District Court for the District of Massachusetts. These cases have been consolidated and on October 30, 1997, the plaintiffs filed a consolidated complaint. The consolidated complaint variously alleges that defendants made false and misleading statements and disseminated financial statements not prepared in accordance with generally accepted accounting principles, in violation of federal securities laws and state law, in order to enhance the value of the Company's common stock and to enable the Company to issue securities and the individual defendants to sell shares of the Company's common stock at inflated prices. The suit seeks compensatory damages for unspecified alleged losses during the alleged class period, which extends from March 28, 1995 through October 18, 1996. This action is at an early procedural stage. While the Company has not yet filed a response to the consolidated complaint, the Company intends to deny liability and/or move to dismiss the action. However, the ultimate outcome cannot be determined at present.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 - Financial Data Schedule

     (b) Reports on Form 8-K

         During the quarter ended September 30, 1997, the Company filed the following Current Reports on Form 8-K:

              Form 8-K dated September 11, 1997, with respect to the issuance of the Company's Series A Convertible Participating Preferred Stock.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MOLTEN METAL TECHNOLOGY, INC.
                               -----------------------------


Date: November 19, 1997        By: /s/ F. Gordon Bitter
      -----------------            --------------------
                                   F. Gordon Bitter
                                   Chief Executive Officer, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial Officer and
                                   Authorized Signatory)