Form 10-Q/A
period 1997-09-30
MOLTEN METAL TECHNOLOGY INC /DE/
filed 1997-11-26
CIK 895517

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

                         Commission file number 0-21042

                          Molten Metal Technology, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    52-1659959
             --------                                    ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      400-2 Totten Pond Road
           Waltham, MA                                          02154
           -----------                                          -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (781) 487-9700

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

----------

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
                                                                                            =============           =============

                See notes to consolidated financial statements

                 MOLTEN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Quarter ended September 30,      Nine Months ended September 30,
                                                               ------------------------------     --------------------------------
                                                                   1997             1996               1997              1996
                                                               ------------      ------------     -------------      ------------
Revenue:
    Waste services                                             $  4,767,293      $         --     $  13,805,623      $         --
    Equipment sales                                                 453,202                --         1,646,226                --
    Construction and research and development ("R&D")               137,649         3,187,477           656,399         8,230,774
    Construction, R&D and consulting from affiliates                     --         6,304,972           783,937        33,989,304
    Technology transfer and success fees from affiliate                  --         5,583,333                --        13,083,333
                                                               ------------      ------------     -------------      ------------
                                                                  5,358,144        15,075,782        16,892,185        55,303,411
                                                               ------------      ------------     -------------      ------------
Operating expenses:
    Cost of revenue - Waste services                             13,929,959                --        31,393,502                --
    Cost of revenue - Equipment sales                               283,707                --           875,994                --
    Cost of revenue - Construction and R&D                           49,681         3,187,646           337,350         8,090,929
    Cost of revenue - Construction, R&D, consulting,
      technology transfer and success fees from affiliates               --         8,155,726           658,804        33,970,636
    R&D                                                           4,986,207         5,189,205        20,534,198        14,516,206
    Selling, general and administrative ("SG&A")                  9,175,032         7,212,523        23,838,759        11,841,741
    Impairment charge for long-lived assets                      38,427,184                --        38,427,184                --
                                                               ------------      ------------     -------------      ------------
                                                                 66,851,770        23,745,100       116,065,791        68,419,512
Equity income (loss) from affiliate                                      --         2,818,178        (9,740,565)        5,494,214
                                                               ------------      ------------     -------------      ------------
Loss from operations                                            (61,493,626)       (5,851,140)     (108,914,171)       (7,621,887)

Other income (expense):
    Interest income                                                 437,108         2,846,313         2,917,725         6,431,691
    Interest expense                                             (2,064,997)       (2,268,115)       (6,463,736)       (4,375,814)
                                                               ------------      ------------     -------------      ------------
 Net loss                                                       (63,121,515)        5,272,942)     (112,460,182)       (5,566,010)

 Less: preferred stock dividends and preferences (Note 2)        (2,629,939)               --        (2,629,939)               --

                                                               ------------      ------------     -------------      ------------
Net loss available to common shareholders                      $(65,751,454)     $ (5,272,942)    $(115,090,121)     $ (5,566,010)
                                                               ============      ============     =============      ============

Net loss per share                                             $      (2.78)     $      (0.22)    $       (4.87)     $      (0.24)
                                                               ============      ============     =============      ============

Weighted average common and common equivalent
 shares outstanding                                              23,653,738        23,490,753        23,612,207        23,230,088
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


For each grouping of long-lived assets, the sum of the weighted average forecasted cash flows from management's models exceeded the carrying amount of the Company's long-lived assets, except for the Company's CEP facility located in Bay City, Texas (the "Bay City CEP Facility"). The sum of the future estimated cash flows related to the Bay City CEP Facility was less than the carrying value of the related asset as of September 30, 1997, which resulted because the Company currently does not have sufficient funds to start-up and initially operate this facility and will seek a strategic partner for its chemicals business, including the Bay City CEP Facility. Accordingly, the Bay City CEP Facility was written down to its estimated fair value using a discounted cash flow model and an impairment charge of $38,427,184 was recognized in the statement of operations for the quarter ended September 30, 1997. The Company's intent is to find a strategic partner that would provide the funding necessary to start-up and initially operate this plant. If the Company is unable to find such a strategic partner, or to negotiate an acceptable partnering arrangement, the Company will not have sufficient funds to start-up the Bay City CEP Facility by the end of 1997, if at all, and would be required to recognize an additional impairment charge of approximately $25,000,000. There can be no assurances that the Company will be successful in finding such a strategic partner or, if it does so, that the Company will be able to negotiate a satisfactory partnering arrangement.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                               MOLTEN METAL TECHNOLOGY, INC.
                               -----------------------------


Date: November 26, 1997        By: /s/ F. Gordon Bitter
      -----------------            --------------------
                                   F. Gordon Bitter
                                   Chief Executive Officer, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial Officer and
                                   Authorized Signatory)